Form 10-Q
period 2006-09-10
Network Communications, Inc.
filed 2006-10-20
CIK 1364727

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 10, 2006
Commission file number 333-134701
NETWORK COMMUNICATIONS, INC.
Formed under the laws of the State of Georgia
I.R.S. Employer Identification Number 58-1404355
2305 Newpoint Parkway, Lawrenceville, GA 30043
Telephone Number: (770) 962-7220

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
          Yes ☑          No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐           Accelerated filer ☐           Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
          Yes ☐          No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 10, 2006

Common Stock, $0.001 par value per share	100 shares

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
NETWORK COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 10, 2006	March 26, 2006
ASSETS

Current assets
Cash and cash equivalents	$14,873,990	$16,418,335
Accounts receivable, net of allowance for doubtful accounts of $2,172,266 and $1,517,075, respectively	18,448,020	17,702,681
Inventories	3,723,844	3,514,621
Prepaid expenses and deferred charges	1,834,866	2,923,030
Deferred tax assets	845,011	590,142
Income tax receivable	—	2,092,113
Other current assets	2,357,903	521,029

Total current assets	42,083,634	43,761,951

Property, equipment and computer software, net	22,529,662	28,001,751
Goodwill	285,063,488	283,159,664
Deferred financing costs, net	13,112,863	13,965,184
Intangible assets, net	142,741,479	146,084,373
Other assets	313,364	273,533

Total noncurrent assets	463,760,856	471,484,505

Total assets	$505,844,490	$515,246,456

LIABILITIES AND STOCKHOLDER’S EQUITY

Current liabilities
Accounts payable	$6,708,046	$6,257,052
Accrued compensation, benefits and related taxes	5,498,495	5,676,556
Customer deposits	1,843,065	1,415,699
Unearned revenue	2,582,965	7,431,466
Accrued interest	5,811,913	6,797,466
Other accrued expenses	982,173	1,020,155
Income tax payable	1,225,311	—
Current maturities of long-term debt	500,000	500,000
Current portion of capital lease obligations	718,008	676,103

Total current liabilities	25,869,976	29,774,497
Long-term debt, less current maturities	252,172,063	250,666,705
Capital lease obligations, less current portion	218,275	501,958
Deferred tax liabilities	49,803,179	54,232,211

Total liabilities	328,063,493	335,175,371

Commitments and contingencies (Note 7)
Stockholder’s Equity
Common Stock, $0.001 par value, 100 shares authorized issued and outstanding	—	—
Additional paid-in capital (including warrants of $533,583 at September 10, 2006 and March 26, 2006)	194,557,402	194,475,028
Accumulated deficit	(16,776,405)	(14,403,943)

Total stockholder’s equity	177,780,997	180,071,085

Total liabilities and stockholder’s equity	$505,844,490	$515,246,456

See notes to condensed consolidated financial statements.

NETWORK COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Periods Ended
	September 10, 2006	September 11, 2005
Sales	$48,563,965	$41,797,908
Cost of sales (exclusive of production depreciation and software amortization expense shown separately below)	32,118,864	26,694,744
Production depreciation and software amortization	2,510,420	2,123,470

Gross profit	13,934,681	12,979,694
Selling, general and administrative expenses	4,810,870	4,707,276
Depreciation and software amortization	882,039	746,084
Amortization of intangibles	3,395,001	3,414,490

Operating income	4,846,771	4,111,844

Other income (expense)
Interest and dividend income	94,775	36,457
Interest expense	(6,599,153)	(4,676,913)
Unrealized (loss) / realized gain on derivatives	(12,570)	3,000
Other income (expense), net	25,526	(4,352)

Other expense	(6,491,422)	(4,641,808)

Loss from continuing operations before benefit from income taxes	(1,644,651)	(529,964)
Income tax benefit	(559,755)	(345,634)

Net loss from continuing operations	(1,084,896)	(184,330)

Discontinued operations (Note 5)
Income/(loss) from discontinued operations of $59,920 and $(207) net of applicable income tax expense/(benefit) of $24,567 and $(85), respectively	35,353	(122)
Loss on disposal of discontinued operations of $205,216 net of applicable income tax benefit of $84,139	(121,077)	—

Net loss	$(1,170,620)	$(184,452)

See notes to condensed consolidated financial statements.

NETWORK COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Six Periods Ended
	September 10, 2006	September 11, 2005
Sales	$96,234,330	$81,550,505
Cost of sales (exclusive of production depreciation and software amortization expense shown separately below)	61,784,751	51,319,315
Production depreciation and software amortization	4,982,411	4,222,041

Gross profit	29,467,168	26,009,149
Selling, general and administrative expenses	11,307,316	10,675,921
Depreciation and software amortization	1,750,577	1,483,420
Amortization of intangibles	6,998,833	6,725,955

Operating income	9,410,442	7,123,853

Other income (expense)
Interest and dividend income	222,391	63,282
Interest expense	(13,104,662)	(8,911,592)
Unrealized (loss) / realized gain on derivatives	(5,253)	3,000
Other income	15,626	2,795

Other expense	(12,871,898)	(8,842,515)

Loss from continuing operations before benefit from income taxes	(3,461,456)	(1,718,662)
Income tax benefit	(1,201,327)	(858,164)

Net loss from continuing operations	(2,260,129)	(860,498)

Discontinued operations (Note 5)
Income from discontinued operations of $14,821 and $4,634 net of applicable income tax expense of $6,077 and $1,900, respectively	8,744	2,734
Loss on disposal of discontinued operations of $205,216 net of applicable income tax benefit of $84,139	(121,077)	—

Net loss	$(2,372,462)	$(857,764)

See notes to condensed consolidated financial statements.

NETWORK COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY (UNAUDITED)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at March 26, 2006	100	$—	$194,475,028	$(14,403,943)	$180,071,085
Capitalization from parent	—	—	82,374	—	82,374
Net loss	—	—	—	(2,372,462)	(2,372,462)

Balance at September 10, 2006	100	$—	$194,557,402	$(16,776,405)	$177,780,997

See notes to condensed consolidated financial statements.

NETWORK COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Periods Ended
	September 10, 2006	September 11, 2005
Cash flows from operating activities
Net loss	$(2,372,462)	$(857,764)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of property, equipment and other assets	6,732,988	5,705,270
Amortization of intangible assets	6,998,833	6,725,955
Amortization of deferred financing costs	919,886	1,009,896
Amortization of debt discount for pay-in-kind Senior Subordinated Note	31,387	31,387
Amortization of debt discount for Senior Notes	132,159	—
Interest expense for pay-in-kind Senior Subordinated Note	1,591,812	1,366,667
Unrealized loss on derivatives	5,253	—
Loss on sale of discontinued operations	205,216	—
Deferred income taxes	(4,683,901)	(4,689,940)
Changes in operating assets and liabilities, net of acquired businesses:
Accounts receivable	(839,225)	(3,617,192)
Inventories	(209,223)	(1,520,699)
Prepaid expenses and deferred charges	1,088,164	1,239,267
Income tax receivable/payable	3,317,424	3,382,140
Other current assets and other assets	(14,604)	(416,608)
Accounts payable	415,994	(511,091)
Accrued compensation, benefits and related taxes	(205,386)	745,051
Other current liabilities and other liabilities	(6,085,130)	(1,428,780)

Net cash provided by operating activities	7,029,185	7,163,559

Cash flows from investing activities
Purchase of property, equipment and computer software	(1,142,699)	(1,651,970)
Proceeds from the sale of discontinued operations	100,000	—
Deposits on future equipment purchases	(1,865,354)	—
Acquisitions of businesses, net of cash acquired	(5,084,608)	(25,078,675)

Net cash used in investing activities	(7,992,661)	(26,730,645)

Cash flows from financing activities
Net payments on revolver	—	(1,000,000)
Proceeds from term loans	—	30,000,000
Payments on term loans	(250,000)	(9,693,940)
Capitalization from parent	82,374	96,582
Payments on capital leases	(345,678)	(271,603)
Payment of debt issuance costs	(67,565)	(400,431)

Net cash ( used in) / provided by financing activities	(580,869)	18,730,608

Net decrease in cash	(1,544,345)	(836,478)
Cash at beginning of period	16,418,335	4,090,960

Cash at end of period	$14,873,990	$3,254,482

Supplemental disclosure
Acquisition of businesses:
Fair value of assets acquired	$5,725,069	$27,873,377
Less liabilities assumed	—	2,794,702

Total purchase price	5,725,069	25,078,675
Less contingent consideration	640,461	—

Cash paid for acquisitions of businesses	$5,084,608	$25,078,675

Noncash investing and financing activities
Assets acquired through capital lease	$103,900	$228,043
See notes to condensed consolidated financial statements.

NETWORK COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1. Organization and Basis of Presentation
          Network Communications, Inc. (“NCI’’), and its wholly-owned subsidiaries, NCID, LLC and other entities and Network Publications Canada, Inc. (“NCI-Canada’’) (collectively “the Company’’) has its principal management, administrative and production facilities in Lawrenceville, GA. The Company is a publisher, producing The Real Estate Book (“TREB”), which is distributed in over 460 markets, the District of Columbia, Puerto Rico, Virgin Islands, and Canada. It also produces the Apartment Finder, New Home Finder, Mature Living Choices, Unique Homes Magazine, Enclave Magazine, Black’s Guide, Kansas City Homes and Gardens, regional Homes and Lifestyles magazines, and other publications. Revenue is primarily generated from advertising displayed in these print publications and on-line versions of such publications. The combined online and print distribution provides a unique advantage in reaching real estate consumers. Advertisers may also purchase enhanced print or online listings for an additional fee. Each market is operated either by an independent distributor assigned a particular market or by the Company. NCI is a wholly-owned subsidiary of Gallarus Media Holdings, Inc. (“GMH’’), and effective January 7, 2005, a wholly-owned subsidiary of GMH Holding Company (“GMHC’’). On January 7, 2005, the majority of GMHC stock was acquired by Citigroup Venture Capital Equity Partners, L.P. (“CVC”). As a result of their stock acquisition of GMHC, our ultimate parent, CVC and its affiliates, own approximately 89% of GMHC’s outstanding capital stock. By virtue of their stock ownership, CVC has significant influence over our management and will be able to determine the outcome of all matters required to be submitted to the stockholders for approval. The acquisition was accounted for under the purchase method of accounting. As such, the purchase price was allocated to NCI’s tangible and intangible assets and liabilities based on their estimated fair values on the date of acquisition. The excess of the purchase price over the estimated fair value of net assets acquired on January 7, 2005 resulted in a final assignment of $256.0 million to goodwill which is not tax deductible.
2. Summary of Significant Accounting Policies
Basis of Presentation
          The accompanying financial statements represent the consolidated statements of the Company and its wholly owned subsidiaries. The Company and its consolidated entities report on a 52-53 week accounting year which includes 13 four-week periods. Financial quarters 1, 2 and 3 each include 12 weeks; financial quarter 4 includes 16 weeks. The condensed consolidated financial statements include the financial statements of the Company for the three periods and six periods ended September 10, 2006 and the three periods and six periods ended September 11, 2005. All significant intercompany balances and transactions have been eliminated in consolidation. For all periods presented other comprehensive income is equivalent to net income.
          The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.
          The accompanying interim condensed consolidated financial statements for the three periods and six periods ended September 10, 2006 and September 11, 2005 are unaudited. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America for financial information have been condensed or omitted pursuant to the rules and regulations of Article 10 of SEC Regulation S-X. In the opinion of management, these condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. Operating results for the three periods and six periods ended September 10, 2006 are not necessarily indicative of results that may be expected for any other future interim period or for the year ending March 25, 2007. You should read the unaudited condensed consolidated financial statements in conjunction with NCI’s consolidated financial statements and notes thereto in the Registration Statement on Form S-4 (SEC File No. 333-134701) filed on June 2, 2006, as amended, and effective with the Securities and Exchange Commission on August 4, 2006 (as used in this report, the “Registration Statement”).

NETWORK COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Impairment of Long Lived Assets
          The Company assesses the recoverability of long-lived assets at least annually or whenever adverse events or changes in circumstances indicate that impairment may have occurred in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, or SFAS 144. If the future undiscounted cash flows expected to result from the use of the related assets are less than the carrying value of such assets, an impairment has occurred and a loss is recognized to reduce the carrying value of the long-lived assets to fair value. The Company has recognized an impairment loss in the periods presented resulting from the divesture of Corporate Choices.
          In addition to the recoverability assessment, the Company routinely reviews the remaining estimated lives of its long-lived assets. Any reduction in the useful life assumption will result in increased depreciation and amortization expense in the period when such determinations are made, as well as in subsequent periods.
Recent Accounting Pronouncements
          In November 2004, the FASB issued Statement No. 151, Inventory Costs, which is an amendment of Accounting Research Bulletin (“ARB”) No. 43, Chapter 4. SFAS 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. This standard is effective for inventory costs incurred for fiscal years beginning after June 15, 2005. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.
          On June 1, 2005, the FASB issued Statement No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3. The Statement applies to all voluntary changes in accounting principles. The Company adopted SFAS 154 at March 27, 2006 with no material impact to its operating results.
          In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements, tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file in a particular jurisdiction. This interpretation seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. FIN 48 provides that the tax effects from an uncertain tax position can be recognized in an entity’s financial statements, only if the position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently assessing the impact of FIN 48 on its consolidated financial position and results of operations.

NETWORK COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
3. Inventories
          Inventories consist of the following:

	September 10, 2006	March 26, 2006
Distribution products and marketing aids for resale	$520,117	$505,159
Production, paper and ink	2,325,107	2,174,130
Work-in-process	878,620	835,332

	$3,723,844	$3,514,621

4. Acquisitions
          During the first and second quarters of fiscal 2007, the Company completed certain acquisitions as part of our overall strategy to expand our product offerings and geographical presence. NCI generally pays a premium over the fair value of the net tangible and identified intangible assets acquired to carry out the Company’s strategic initiatives and to ensure strategic fit with its current publications. The majority of our transactions are asset based in which we acquire the publishing assets associated with magazines that fit our predetermined criteria as an expansion of our geographical footprint or addition to market share in certain areas. We evaluate each magazine on an individual basis for fit with our organization based on its historical performance along with our expectations for growth. The strength of each criteria and the expected return on our investment is evaluated in developing the purchase price. The purchase price allocation is aggregated below for small business combinations in accordance with SFAS 141.
Allocation of purchase price
          The application of purchase accounting under SFAS 141 requires that the total purchase price be allocated to the fair value of assets acquired and liabilities assumed based on their fair values at the acquisition date. The allocation process requires an analysis of acquired contracts, customer relationships, contractual commitments and legal contingencies to identify and record the fair value of all assets acquired and liabilities assumed. In valuing acquired assets and assumed liabilities, fair values are based on, but are not limited to: future expected cash flows; current replacement cost for similar capacity for certain fixed assets; market rate assumptions for contractual obligations; settlement plans for litigation and contingencies; and appropriate discount rates and growth rates. Goodwill resulting from the acquisitions discussed below was assigned to the Company’s one business segment.
          During the first quarter of fiscal 2007, the Company acquired the publishing assets of three magazines. Kansas City New Homes Journal is a new home publication. The Apartment Community Guide and Pittsburgh Apartment Source are apartment directories that serve the southeastern coast of Florida and Pittsburgh areas, respectively.
          On June 26, 2006, the Company acquired the publishing assets of Dallas Home Improvement magazine from Design Guide Publishing, Ltd. The magazine provides editorial and advertising focused on the home design, home renovation and home improvement sectors in the greater Dallas market.
          On June 29, 2006, the Company acquired the publishing assets of Accent Homes and Garden, a home and design magazine for Northern New England, and Accent on Lifestyle magazine for the same community. The acquisition of these magazines provides us an opportunity to enter the home improvement and design market in the New England area.

NETWORK COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
          The preliminary aggregate purchase price for these acquisitions including transaction costs was $5.7 million. The preliminary aggregate purchase price includes certain contingent payments that have been deemed probable as of September 10, 2006. The acquisitions were accounted for using the purchase method and, accordingly, the purchase price was allocated to the assets based on their estimated fair values on the date of acquisition. Goodwill associated with these transactions will be deductible for tax purposes. The preliminary aggregate purchase price for the acquisitions was allocated as follows:

	Fair Value at	Weighted-Average
(In thousands of dollars)	Purchase Price	Amortization Period
Tangible assets
Current assets	$5
Fixed assets	14

Total tangible assets	19

Intangible assets
Advertiser list	2,405	7 years
Distribution Network	234	10 years
Trade name	610	5 years
Subscriber list	8	4 years
Non-compete	515	5 years
Other intangibles	30	5 years
Goodwill	1,904

Total intangible assets	5,706

Total purchase price	5,725
Less contingent consideration	640

Cash paid for acquisitions of businesses	$5,085

          Unaudited pro forma results of operations data for the six periods ended September 10, 2006 and September 11, 2005, as if NCI and the entities described above had been combined as of March 28, 2005, follow. The pro forma results include estimates and assumptions which management believe are reasonable. However, pro forma results do not include any anticipated cost savings or other effects of the planned integration of these entities, and are not necessarily indicative of the results which would have occurred if the business combinations had been in effect on the dates indicated, or which may result in the future.

	Unaudited Pro Forma Results of Operations
	Three Periods Ended		Six Periods Ended
	September 10, 2006	September 11, 2005	September 10, 2006	September 11, 2005
	(in thousands)		(in thousands)
Sales	$46,867	$45,447	$97,112	$87,920
Loss before benefit from income taxes	(1,943)	(469)	(3,443)	(1,304)
Net loss	$(1,391)	$(144)	$(2,361)	$(592)
          The Company is satisfied that no material change in value has occurred in these acquisitions or other acquisitions since the acquisition dates. The results of all acquired entities have been included in the Company’s consolidated financial statements since the respective acquisition dates.
5. Discontinued Operations
          On July 28, 2006, the Company entered into an asset purchase agreement to sell its Corporate Choices magazine for $0.1 million. The sale is consistent with the Company’s initiative to sustain business lines that fit our long-term strategic goals. In accordance with the provisions of SFAS 144, Accounting for the Impairment or Disposal of Long-lived Assets, the results of operations of the Corporate Choices magazine for the current and prior periods have been reported as discontinued operations in the accompanying condensed consolidated statements of operations. The net carrying value of assets, primarily accounts receivable and intangible assets, were adjusted to

NETWORK COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
estimated selling price less costs to sell which resulted in a $0.21 million write down, net of income tax benefit of $0.08 million, included in the loss on sale.
6. Long-term Debt
          Long-term debt consists of the following:

	September 10, 2006	March 26, 2006
10 3/4% Senior Notes, due December 1, 2013	$175,000,000	$175,000,000
New Senior Term loan	49,750,000	50,000,000
Revolver	—	—
Senior Subordinated Note	30,432,796	28,840,984

	255,182,796	253,840,984

Less:
Unamortized discount on noncurrent Senior Notes and Senior Subordinated Note	(2,510,733)	(2,674,279)
Current portion	(500,000)	(500,000)

	$252,172,063	$250,666,705

Senior Subordinated Debt
          On January 7, 2005, GMH, as borrower, entered into a senior subordinated credit agreement (“Parent Mezzanine Debt”). The agreement provides GMH a loan of $25.0 million. The full amount of the loan was drawn on January 7, 2005. NCI’s assets are pledged to collateralize this obligation. Therefore, the related liability is recorded on the accompanying balance sheet.
          The loan bears interest on the unpaid principal balance amount thereof from the date made through maturity at a rate equal to 12% per annum. Interest is payable on June 30 and December 31. The interest is pay-in-kind, thus the unpaid accrued interest is added to the outstanding balance of the loan.
          The maturity date for the Parent Mezzanine Debt is June 30, 2013. The principal of the loan and any accrued unpaid interest are due at maturity. There is no amortization of principal during the term of the loan. The principal can be paid in advance of the maturity date, however, there is a call premium ranging from 1% to 3% depending on when the prepayment is made.
          During the six periods ended September 10, 2006, $1.59 million was added to principal for interest on the Parent Mezzanine Debt. As of September 10, 2006 the total principal added to the Parent Mezzanine Debt was $5.43 million on a cumulative basis.
          In conjunction with the Parent Mezzanine Debt agreement, GMHC entered into a warrant agreement. The warrant agreement gives the lender of the Parent Mezzanine Debt the right to purchase 585,926.7 Class A common shares authorized by GMHC. The purchase rights represented by the warrant are exercisable through January 7, 2015. The warrant agreement contains certain provisions requiring an adjustment of exercise price and number of shares based on the occurrence of specific events (all as are defined in the warrant agreement and stock purchase warrant).
          In accordance with Accounting Principles Board Opinion No. 14 (“APB 14’’), Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants, an independent valuation analysis was performed to determine the debt proceeds allocated to the warrants issued in connection with the Parent Mezzanine Debt. The valuation was based on market and financial data from comparable companies that were publicly traded. Revenue, EBITDA and total assets were compared to arrive at a base and a reasonable multiple for each measure. A liquidity discount was applied to arrive at NCI’s business enterprise valuation and subsequently, a fair market value for the total equity. The per share warrant value was indicated at $0.91 per share resulting in a total valuation of $0.53 million. The Company allocated $0.53 million to the warrants based on their relative fair value and recorded this amount as a

NETWORK COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
debt discount and additional paid-in capital. The debt discount will be amortized over the eight year life of the related debt. The unamortized discount was $0.42 million at September 10, 2006.
          The Parent Mezzanine Debt agreement contains restrictive provisions which include, but are not limited to, requiring the Company to maintain certain financial ratios and limits upon the Company’s ability to incur additional indebtedness, make certain acquisitions or, investments, sell assets or make other restricted payments, including dividends. The Company is also required to calculate quarterly covenants for a debt leverage ratio and interest coverage ratio. As of September 10, 2006, the Company was in compliance with these restrictions.
          The Parent Mezzanine Debt agreement allows the lender to accelerate repayment of the principal in the case of specific events of default outlined in the agreement. Management believes the Company currently has no risk with regards to events of default.
Refinancing
          On November 30, 2005, the Company refinanced its existing capital structure. The objective of the refinancing was to provide the Company with a long-term capital structure that is consistent with its strategy and preserve acquisition flexibility. The refinancing was completed through an offering of $175.0 million of Senior Notes and a new senior secured credit facility comprised of a $50.0 million senior credit term loan facility, a new revolving credit facility with an availability of $35.0 million and an additional $75.0 million in uncommitted incremental term loans. The transactions described in this paragraph are collectively referred to herein as the “Refinancing”. The proceeds of the Refinancing were used to repay the outstanding balances under the Term A, Term B, Term C, the revolving facility and $30.0 million of the senior subordinated debt resulting in no extinguishment gain or loss.
10 3/4% Senior Notes
          In November 2005, the Company completed the sale of $175.0 million of Senior Notes under Rule 144A of the Securities Act of 1933. The Senior Notes are unsecured senior obligations and rank equally with all other senior, unsecured and unsubordinated indebtedness. Interest on the Senior Notes is payable in arrears semi-annually on June 1 and December 1, commencing on June 1, 2006. The Senior Notes mature on December 1, 2013. The interest rate on the Senior Notes is 10 3/4%.
          The Senior Notes are governed by an indenture with Wells Fargo Bank, N.A., which acts as trustee. The indenture provides that the Company will not subject its property or assets to any mortgage or other encumbrance unless the Senior Notes are secured equally and ratably with other indebtedness that is secured by that property or assets. There is no sinking fund or mandatory redemption applicable to the Senior Notes. The Senior Notes are redeemable, in whole or in part, at any time prior to December 1, 2009 at a price equal to their principal amount plus any accrued interest and any “make-whole” premium, which is designed to compensate the investors for early payment of their investment. The premium is the greater of (i) 1.00% of the principal amount of such Note and (ii) the excess of (A) the present value at such redemption date of (1) the redemption price of such Note on December 1, 2009 plus (2) all required remaining scheduled interest payments due on such Note through December 1, 2009 (but excluding accrued and unpaid interest to the redemption date), computed using a discount rate equal to the Adjusted Treasury Rate, over (B) the principal amount of such note on such redemption date. The redemption prices expressed as a percentage of the principal amount, plus accrued and unpaid interest to the redemption date for the 12-month period commencing on December 1 follow:

Optional
Redemption
Period	Percentage
2009	105.375%
2010	102.688%
2011 and thereafter	100.000%

NETWORK COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
          The Senior Notes were issued at a discount of $2.29 million, which is being amortized as interest expense over the life of the Senior Notes. The unamortized discount was $2.09 million at September 10, 2006.
          The Company filed its Registration Statement with the SEC on June 2, 2006 and was declared effective on August 4, 2006.
New Senior Credit Facility
          In conjunction with the Refinancing on November 30, 2005, the Company entered into a Term Loan Credit Agreement for an aggregate principal amount of $50.0 million. The proceeds of the loan were used to repay all amounts outstanding under the existing credit agreement, amounts outstanding under the senior subordinated notes (including accrued interest and applicable prepayment penalties) and to pay fees and expenses incurred in connection with the Refinancing.
          Under the new senior credit facility, the Company, at its option, can borrow funds at an interest rate equal to the London Interbank Offered Rate (“LIBOR’’) plus a margin or at the lender’s base rate (which approximates the Prime rate) plus a margin. Interest rates under the term facility are base rate plus a margin of 1.50% or LIBOR plus a margin of 2.50%. Interest rates under the revolving facility are base rate plus a margin ranging from 1.50% to 0.75% or LIBOR plus a margin ranging from 2.50% to 1.75%. The applicable margin payable by the Company on the revolving facility is determined by the Company’s senior secured leverage ratio, which is calculated quarterly.
          The Company had $49.75 million outstanding under the term facility with no availability to borrow at September 10, 2006. Also, as of September 10, 2006, the Company had $35.0 million available to borrow under the revolving loan facility. There were no borrowings outstanding under the revolving facility as of September 10, 2006. The interest rate at September 10, 2006 for the Revolver was at a rate of base plus 1.00% and/or LIBOR plus 2.00%. The effective interest rate on the balances outstanding under the term loan was 7.93% at September 10, 2006. As of September 10, 2006, the Company had an interest rate cap of $50.0 million on its outstanding senior credit facility.
          The final repayment of any outstanding amounts under the revolving facility is due November 30, 2010. The term loan facility commenced amortization in quarterly installments of $0.125 million on March 31, 2006 and continues through November 30, 2012.
          Under the new credit facility, the Company may obtain additional funding through incremental loans in an amount not to exceed $75.0 million. As of September 10, 2006, there were no incremental borrowings.
          The new senior credit facility is collateralized by substantially all of the assets of NCI and its subsidiaries. In addition, NCI’s subsidiaries are joint and several guarantors of the obligations. The loan agreement contains certain restrictive provisions which include, but are not limited to, requiring the Company to maintain certain financial ratios and limits upon the Company’s ability to incur additional indebtedness, make certain acquisitions or investments, sell assets or make other restricted payments, including dividends (as defined in the term loan credit agreement).
          The Company’s new senior credit facility contains a subjective acceleration clause in which certain events of default, as detailed in the new senior credit facility agreement, will result in acceleration of the call date of the new senior credit facility. Management reviews these events on a regular basis and believes that the Company currently has no risk associated with these events.
          In addition to providing fixed principal payment schedules for the term and revolving facilities the loan agreement also includes an Excess Cash Flow Repayment provision that requires repayment of principal based on the Company’s leverage ratio, EBITDA, working capital, debt service and tax payments. The Excess Cash Flow amount is calculated and paid annually with the repayment of principal allocated on a pro rata basis to the term and revolving loans. The Company is also required to pay an annual non-utilization fee equal to 0.50% of the unused portion of the revolving credit facility.

NETWORK COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
          The Company assumes that as amounts become due under the loan agreement the amounts needed for the payments will be obtained from the Company’s operating cash flow supplemented by borrowings under the revolving loan as needed.
7. Commitments and Contingencies
Commitments
          The Company has entered into a contract for the manufacture of a printing press expected to be delivered in the fourth quarter of fiscal year 2007. This commitment became effective in August 2005. The total cost of the press, including installation, will be $5.2 million. The press is expected to be installed and operational by the second quarter of fiscal 2008. The payments for the press will be made according to certain performance based milestones. Failure to meet the agreed-upon milestones could result in a termination of the contract. Title to the equipment will transfer to the Company upon delivery to its Lawrenceville facility. The Company made three contract payments during fiscal 2006 and fiscal 2007 totaling $2.3 million. The remaining balance of $2.9 million will be paid during fiscal 2007.
Operating Leases
          The Company is obligated under noncancellable operating leases and leases for office space which expire at various dates through 2013. Certain of the leases require additional payments for real estate taxes, water and common maintenance costs.
Employment Agreements
          Two senior executives of the company have employment agreements which terminate in January 2010. Pursuant to the agreements, the executives are entitled to annual base salaries and annual bonuses based on the Company’s EBITDA for each year. These agreements also provide for severance benefits equal to two years’ base salary and benefits upon termination of employment by the Company without cause.
Other
          The Company is involved in various claims and lawsuits which arise in the normal course of its business. Management does not believe that any of these actions will have a material adverse effect on the Company’s financial position or results of operations.
8. Related Party Transactions
          In December 2004, the Company entered into a 10-year advisory agreement with CVC Management LLC (“CVC”) whereby the Company is to pay CVC in quarterly installments an annual fee, which is the greater of $0.21 million or 0.016% of the prior fiscal year consolidated revenue, in exchange for advisory services. The Company was also to reimburse CVC for reasonable out-of-pocket expenses incurred in its performance of advisory services. Under this agreement, the Company paid $0.12 million for the six periods ended September 10, 2006 and made no payments during the six periods ended September 11, 2005. The amount accrued under this agreement as of September 10, 2006 and March 26, 2006 was $0.04 million and $0.07 million, respectively.
          The Company has retained TMG Public Relations (“TMG”) to perform public relations and marketing services on its behalf on a project-by-project basis. TMG is owned by the spouse of Dan McCarthy, NCI’s Chairman and Chief Executive Officer. We made payments to TMG of $0.25 million and $0.06 million during the six periods ended September 10, 2006 and September 11, 2005 respectively. The Company accrued $0.02 million and $0.03 million for services rendered as of September 10, 2006 and March 26, 2006, respectively. We expect to continue to use the services of TMG during fiscal 2007.

NETWORK COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
9. Subsequent Events
          On September 29, 2006, the Company acquired the publishing assets of The Original Apartment Magazine. The four magazines are apartment directory publications serving the southern California market. The acquisition expands the NCI multi-family presence to southern California. The preliminary purchase price was $14.0 million.

NETWORK COMMUNICATIONS, INC. AND SUBSIDIARIES
PART I – FINANCIAL INFORMATION
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Statement Regarding Forward-Looking Information
          The following Management’s Discussion and Analysis of our Financial Condition and Results of Operations should be read in conjunction with the condensed consolidated financial statements and notes thereto included as part of this Form 10-Q. This report contains forward-looking statements that are based upon current expectations. We sometimes identify forward-looking statements with such words as “may”, “will”, “expect”, “anticipate”, “estimate”, “seek”, “intend”, “believe” or similar words concerning future events. The forward-looking statements contained herein, include, without limitation, statements concerning future revenue sources, operating results, selling, general and administrative expenses, capital resources, additional financings or borrowings and the effects of general industry and economic conditions; and are subject to risks and uncertainties including, but not limited to, those discussed below and elsewhere in this Form 10-Q that could cause actual results to differ materially from the results contemplated by these forward-looking statements. We also urge you to carefully review the risk factors set forth in other documents we file from time to time with the SEC.
Overview of Operations
          We are a Georgia corporation that was formed in 1980. The following discussion and analysis is based upon our unaudited interim condensed consolidated financial statements and our review of our business and operations. Furthermore, we believe the discussion and analysis of our financial condition and results of operations as set forth below are not indicative nor should they be relied upon as an indicator of our future performance. The following discussion includes a comparison of our results for the three periods ended September 10, 2006 to the three periods ended September 11, 2005 and the six periods ended September 10, 2006 to the six periods ended September 11, 2005.
          On January 7, 2005, we were acquired by CVC. In accordance with SFAS No. 141, our acquired assets and assumed liabilities were revalued to reflect fair value as of the date of the acquisition. In valuing acquired assets and assumed liabilities, fair values are based on, but are not limited to: future expected cash flow; comparative analysis with similar organizations within the industry; historical experience with customer relationship; current replacement costs for similar capacity for certain fixed assets; market assumptions for contractual obligations; settlement plans for litigation and contingencies; and appropriate discount rates and growth rates. The revaluation created a difference in the basis of accounting specifically for our property, equipment, software, all intangible assets and debt obligations. The change in basis of accounting is noted throughout this document, as applicable.
          We have 13 reporting periods in each fiscal year. Our fiscal year refers to the fifty two or fifty three week accounting year ended on the last Sunday of March of that year. The first, second and third quarters each contain three periods, or twelve weeks each, and the fourth quarter contains four periods, or sixteen weeks.
          We are one of the largest and most diversified publishers of information for the local real estate market in North America. Through our extensive proprietary network of online and print distribution points, we provide critical local information to consumers involved in buying, leasing and renovating a home. Our reader base selects our print and online publications almost exclusively for the extensive advertisements, and, as a result, we are able to provide high quality leads at an effective cost to our advertisers, which are comprised of real estate agents, property management companies, new home builders and home renovation products and service providers. In fiscal 2006, we believe that we generated over ten million leads for our advertisers. Approximately 70% of our revenue was generated by advertisers under contract and over 75% of our advertisers under contract renew on an annual basis. We operate in over 650 targeted markets which may overlap geographically across the U.S. and Canada, and have a monthly print and online reach of over 13 million potential consumers seeking to buy, rent or renovate their homes. The predominant content in our publications is advertisements, and our two largest publications are 100% advertisement based. In the resale home market, our flagship brand, The Real Estate Book (“TREB”), is the largest real estate advertising publication in North America. In the leasing market, we provide residential and commercial leasing listings, primarily through Apartment Finder and Black’s Guide. In the home improvement market, we are the largest publisher of local and regional design magazines for the luxury market, including Kansas City Homes & Gardens, Atlanta Homes & Lifestyles, Colorado Homes & Lifestyles and Mountain Living. We believe that our focus on the three largest and most diversified areas of the housing market insulates us from a downturn in any specific area.
          We distribute our printed publications through an extensive rack distribution network, comprised of more than 320,000 high traffic locations in areas frequented by our target consumers. In addition, we maintain more than 30,000 uniquely shaped proprietary sidewalk distribution boxes. For those products targeting affluent consumers and businesses, we utilize sophisticated database management and customer acquisition tools in order to develop highly targeted direct mail distribution. We also distribute all of our content — including our database of more than 1.8 million homes and apartments — online to our advertisers. We maintain a proprietary online network (LivingChoices.com) which has over 1 million unique visitors each month. In addition, we distribute our content to more than ten online distribution partners, including RealEstate.com, BobVila.com and Lycos.com with a monthly reach of over 47 million online users. We believe our combined online and print distribution network, which is provided to advertisers at one all-inclusive cost, drives exceptional results for our advertisers.
          We have two distinct marketing channels through which we generate revenue, the Independent Distributor (“ID”) channel and the Direct channel. In our ID channel, the independent distributor is responsible for selling the advertising, collecting listings from agents/brokers and distributing publications in a specific geographic market. In our Direct channel, we sell the advertising, collect the listings from the agents/brokers, create and print the publications and distribute the publications.
          As of September 10, 2006, we had 1,060 employees, approximately 569 of which were located at our corporate headquarters and production facility in Lawrenceville, Georgia, a suburb of Atlanta.
          We believe the key drivers of financial performance are:
•	advertising volume;

•	expansion into other local real estate markets;

•	strong brand recognition; and

•	per unit cost to produce our publications.
Business Trends
          External real estate market conditions continue to change. Our management team focuses on several key indicators – annual sales volume of existing homes and the months of supply of unsold homes; the market tightness index compiled by the National Multi Housing Council; interest rates and the growth in consumer debt.
•	Sales volume of existing homes and months of supply of unsold homes – Indicators for the resale and new home market show that the market is continuing to slow with the inventory of unsold homes increasing to 7.5 months in August 2006. August sales of existing homes fell to a 6.3 million annual sales rate from an annual rate of 6.9 million in March 2006. For the first time in eleven years, the median price of an existing home sold in August dropped by 1.7% compared to August of the prior year. Our business in The Real Estate Book has continued to perform well, growing at 14% in this period compared to prior year. Real estate is a local business with differing results. We publish The Real Estate Book in over 425 markets. We anticipate that the geographic diversity of markets served by our publications insulates our financial results from a downturn in any one region.

•	The market tightness index – The market tightness index in July 2006 stood at 85, an increase from an index of 80 in July 2005. A reading above 50 indicates that markets are experiencing higher occupancy rates and higher rental rates. Overall, market conditions in the multi-family industry improved in the second quarter of calendar 2006 including a slowdown in the level of condo conversions.

•	Interest rates and the growth in consumer debt – The interest rate environment continues to be favorable and serves to attract home improvement consumers. Our home design and improvement magazines currently operate within ten regional markets in the United States and have continued to experience growth in advertising pages and editorial content.

Revenue
          The principal revenue earning activity of the Company is related to the sale of on-line and print advertising by both ID's as well as Direct sales to customers through Company-managed distribution territories. ID's are contracted to manage certain distribution territories on behalf of NCI. The Company maintains ownership of all magazines and distribution territories. Revenue recognition for print and online products are consistently applied within ID and Direct distribution territories. These revenue arrangements are typically sold as a bundled product to customers and include a print ad in a publication as well as online advertisement. The Company bills the customer a single negotiated price for both elements. In accordance with EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables, the Company separates its deliverables into units of accounting and allocates consideration to each unit based on relative fair values. The Company recognizes revenue for each unit of accounting in accordance with SEC Staff Accounting Bulletin Number 104, Revenue Recognition. Subscriptions are recorded as deferred revenue when received and recognized as revenue over the term of the subscription.
Costs
          We categorize our operating expenses as cost of sales and operating expenses. Cost of sales includes all costs associated with our Georgia production facility, our outsourced printing (which are the costs we pay to third party printers to print books not printed in our Georgia production facility), our field sales operations, field distribution operations and online operations. Operating expenses include all corporate departments, corporate headquarters, the management of the publications and bad debt.
          Our operating expense base consists of almost 70% fixed costs. These expenses relate to our production facility in Georgia, our national distribution network and our sales management infrastructure. The remaining 30% of operating expenses are variable and relate to paper, ink, sales commissions, performance-based bonuses, bad debt and third party production expenses. Costs related to our workforce are the largest single expense item, accounting for almost 40% of our total expense base. The second largest expense item, which accounts for over 19% of our total expense base, is the costs associated with producing our publications. We expect to be able to continue to manage our expense growth to levels consistent with past years with the exception of paper expenses. We anticipate that we will experience increases in our paper prices of 5% to 10% during fiscal 2007. Based on our paper expense in fiscal 2006 of over $18.1 million, a 10% increase in paper prices will increase our paper costs by over $1.8 million for the fiscal year. We also expect a minimum of 5% increase in ink prices which will increase our ink expense by over $0.06 million from the prior fiscal year.
Depreciation and Amortization
          Depreciation costs of computer, equipment and software relate primarily to the depreciation of our computer hardware and software developed for internal use or purchased, as well as property, plant and equipment. The depreciation and amortization of equipment and software associated with production is included in cost of sales. The amounts of depreciation and amortization expense included in cost of sales for the six periods ended September 10, 2006 and September 11, 2005 were $5.0 million and $4.2 million, respectively. Depreciation and amortization expense related to nonproduction equipment and software is included in selling, general and administrative expenses. The amounts of depreciation and amortization expense included in selling, general and administrative expenses for the six periods ended September 10, 2006 and September 11, 2005 were $1.8 million and $1.5 million, respectively. Depreciation for computer, equipment and software as well as property, plant and equipment is calculated on a straight-line basis over the expected useful life of the related asset class.
          Amortization costs relate to the amortization of intangible assets. Our two largest intangible assets are our independent distributor agreements and trademarks/trade names. The value and expected useful lives of our intangible assets were determined by an independent third party valuation specialist at the close of the CVC acquisition. The valuation and lives of our larger intangible assets (trademarks, trade names, independent distributors and advertiser lists) were determined by identifying the remaining useful life of the components of each asset combined with a reasonable attrition rate and a reasonable expectation for increase in revenue by each component. Certain markets experience a lower attrition rate. This has contributed to intangible lives in excess of 15 years. Amortization is calculated on a straight-line basis over the expected useful life of the asset.
Interest Income and Interest Expense
          Interest income consists primarily of interest income earned on our cash balances. Interest expense consists of interest on outstanding indebtedness, interest on capital leases and the amortization of deferred financing costs.
Income Tax Expenses
          Income tax expense consists of current and deferred income taxes. The effective income tax rate for the three periods ended September 10, 2006 of 34.0% compares to an effective income tax rate of 57.0% for the three periods ended September 11, 2005. The effective income tax rate for the six periods ended September 10, 2006 of 34.7% compares to an effective income tax rate of 50.0% for the six periods ended September 11, 2005. The difference in effective income tax rates is due primarily to the impact of nondeductible expenses relative to the level of net income (loss) before taxes between the two periods. The Company has nondeductible expenses related to meals and entertainment and certain interest expenses related to senior subordinated debt. We are subject to taxation in the United States of America (for federal and state) and Canada.

Results of Operations
          The following table sets forth a summary of our operations and its percentages of total revenue for the periods indicated (in thousands) for our three periods ended September 10, 2006 and September 11, 2005 and the six periods ended September 10, 2006 and September 11, 2005. These three key areas are: (i) resale and new sales; (ii) rental and leasing; and (iii) remodeling and home improvement. The resale and sales area includes TREB, New Home Finder, Unique Homes, and Enclave. Our rental/leasing area includes Apartment Finder, Mature Living Choices, and Black’s Guide. Our remodeling and home improvement area includes all of our home and design publications. The results of operations related to our discontinued operations (discussed in Note 5 of our condensed consolidated financial statements) have been omitted from the table below.

	Three Periods Ended				Six Periods Ended
	September 10, 2006		September 11, 2005		September 10, 2006		September 11, 2005
	Amount	%	Amount	%	Amount	%	Amount	%
Resale and new sales	$28,762	59.2%	$25,056	60.0%	$57,816	60.1%	$49,801	61.1%

Rental and leasing	13,619	28.1%	12,714	30.4%	26,549	27.6%	24,760	30.4%

Remodeling and home improvement	6,183	12.7%	4,028	9.6%	11,869	12.3%	6,989	8.5%

Total revenue	48,564	100.0%	41,798	100.0%	96,234	100.0%	81,550	100.0%

Cost and expenses:

Operating (including production depreciation and software amortization)	34,629	71.3%	28,818	69.0%	66,767	69.4%	55,541	68.1%

Selling, general and administrative (including non-production depreciation and software amortization	5,693	11.7%	5,453	13.0%	13,058	13.5%	12,159	14.9%

Amortization of intangibles	3,395	7.0%	3,415	8.2%	6,999	7.3%	6,726	8.3%

Income from operations	$4,847	10.0%	$4,112	9.8%	$9,410	9.8%	$7,124	8.7%

      Three Periods Ended September 10, 2006 Compared to Three Periods Ended September 11, 2005
          Revenue. For the three periods ended September 10, 2006, total revenue was $48.6 million compared to $41.8 million for the three periods ended September 11, 2005. This was an increase of $6.8 million or 16.3%.
          TREB posted revenue of $24.0 million in the second quarter of fiscal year 2007 compared to $21.0 million during the same period in fiscal 2006 which was an increase of $3.0 million, or 14.3%. The TREB ID sales channel had revenue of $15.8 million compared to $13.7 million in fiscal year 2006, an increase of $2.1 million or 15.3%. The growth is primarily attributable to ad page growth both from our long established markets as well as from the new markets that we have expanded to during the last three years. The TREB Direct sales channel had revenue growth of $0.9 million or 12.3% from $7.3 million in fiscal year 2006 to $8.2 million in fiscal year 2007. The growth was the product of more ad pages and the contribution of fully integrated acquisitions from fiscal 2005 and fiscal 2006. Unique Homes had revenue of $1.6 million in the second quarter of fiscal year 2007 compared to $1.8 million in the same period of fiscal year 2006, a decrease of $0.2 million or 11.1%. The decrease is correlated with the decline in the turnover of luxury home sales.
          Apartment Finder revenue for the three periods ended September 10, 2006 was $11.7 million compared to $10.8 million during the same period in fiscal 2006, an increase of $0.9 million or 8.3%. Despite a challenging apartment rental market, we have been able to increase ad pages in the majority of our existing markets. We gained $0.2 million in revenue in the second quarter from our fiscal year 2007 acquisitions. Black’s Guide revenue decreased $0.2 million or 16.7% from $1.2 million in fiscal 2006 to $1.0 million in fiscal year 2007 due to competitive pressures.
          Our remodeling and home improvement area produced revenue of $6.2 million in the three periods ended September 10, 2006 compared to $4.0 million during the same period in fiscal 2006, an increase of $2.2 million or 55%. The increase is attributable to a full quarter of revenue during 2007, generated by our homes and lifestyle magazines acquired during fiscal 2006 and fiscal 2007. Our existing publications in this area are: Kansas City Homes & Gardens, Accent Home & Garden, At Home In Arkansas, Relocating in Las Vegas, regional Home Improvement magazines, and the Homes & Lifestyles magazines.
          Cost of sales. Cost of sales for the three periods ended September 10, 2006 was $32.1 million, an increase of $5.4 million, or 20.2%, from $26.7 million during the same period in fiscal 2006. Labor expense, which is our largest cost component, was $14.4 million in the three periods ended September 10, 2006 compared to $12.3 million during the same period in fiscal 2006, an increase of $2.1 million, or 17.1%. A significant driver of labor expense growth was the impact of new employees added through our fiscal year 2006 and fiscal year 2007 acquisitions. The total year-over-year non-commission labor expense growth from the acquisitions was $0.5 million. Total commission and bonus expense increased by $0.6 million or 27.3% from $2.2 million in fiscal year 2006 to $2.8 million in fiscal year 2007 due to our revenue and EBITDA growth. Paper expense for the three periods ended September 10, 2006 was $4.8 million compared to $4.2 million for the same period of the prior year, an increase of $0.6 million or 14.3%. Approximately 72% of the increase was the result of increased internal paper usage due to ad page growth and the impact of our acquisitions. The remaining 28% was attributable to higher paper prices. Our outsource printer expense for the current quarter was $0.9 million, an increase of $0.3 million or 50% from the fiscal 2006 expense of $0.6 million. Our use of third party printers increased due to growth in the number of our remodeling and home improvement publications which are not printed in our Lawrenceville facility. Distribution expense increased in the current fiscal quarter by approximately $0.7 million compared to the same period in the prior year. The increase was the result of establishing distribution operations in our start-up and acquisition markets as well as continuing to expand the number of distribution points in our existing markets. The expense of our online operations increased by $0.2 million or 25% from $0.8 million in the fiscal 2006 quarter to $1.0 million in the current quarter. The bulk of the increase came from increased online distribution and marketing expense. The Company also experienced increases in its equipment rental expense, utilities, postage and marketing costs of approximately $0.9 million during the current quarter compared to the same period in the prior year due to revenue growth, new market start-ups and acquisitions.
          Production depreciation and software amortization expense Production depreciation and amortization expense in the three periods ended September 10, 2006 was $2.5 million. This was an increase of $0.4 million, or 19.0%, compared to an expense of $2.1 million for the three periods ended September 11, 2005. The increase is due to our capital investment of over $5.3 million during the past 12 months to support our growth and new markets.
          Selling, general and administrative expenses (“SG&A”). SG&A expenses for the three periods ended September 10, 2006 were $4.8 million, which was an increase of $0.1 million or 2.1% compared to expenses of $4.7 million during the same period in fiscal 2006. Labor and related expenses in the three periods ended September 10, 2006 was $3.1 million, an increase of $0.5 million, or 19.2%, from $2.6 million during the same period in fiscal 2006.
          Non-production depreciation and software amortization expense There was an increase in depreciation expense of $0.2 million or 28.6% from $0.7 million in fiscal year 2006 to $0.9 million in fiscal year 2007. This increase was the result of the asset investments during the last 12 months.
          Amortization of intangibles. Amortization expense was $3.4 million in the three periods ended September 10, 2006, and the three periods ended September 11, 2005.
          Net interest expense. Net interest expense for the three periods ended September 10, 2006 was $6.5 million, an increase of $1.9 million, or 41.3% over the net interest expense of $4.6 million during the same period in fiscal 2006. The refinancing of our debt on November 30, 2005 contributed to the increase of interest expense. Interest expense for the three periods ended September 10, 2006 was calculated on a level of senior and subordinated debt that was approximately $22.0 million higher than the debt base during the same period in fiscal 2006.
          Discontinued operations The Company reported income before taxes of $0.06 million from its discontinued operations during the three periods ended September 10, 2006 compared to a loss before taxes of $0.0002 million during the same period of the prior year. The sale of the magazine during the three periods ended September 10, 2006 resulted in a write-down of $0.21 million, net of income tax benefit of $0.08 million, included in the loss on sale.
          Net income. Due to the factors set forth above, we reported a net loss of $1.2 million during the three periods ended September 10, 2006, compared to a net loss of $0.2 million during the same period in fiscal 2006.
      Six Periods Ended September 10, 2006 Compared to Six Periods Ended September 11, 2005
          Revenue. For the six periods ended September 10, 2006, total revenue was $96.2 million compared to $81.6 million for the six periods ended September 11, 2005. This was an increase of $14.6 million or 17.9%.
          TREB posted revenue of $47.7 million during the six periods ended September 10, 2006 compared to $41.2 million during the same period in the prior year which was an increase of $6.5 million, or 15.8%. The TREB ID sales channel had revenue of $31.4 million compared to $26.7 million in fiscal year 2006, an increase of $4.7 million or 17.6%. The growth is primarily attributable to ad page growth both from our long established markets as well as from the new markets that we have expanded to during the last three years. The TREB Direct sales channel had revenue growth of $1.8 million or 12.4% from $14.5 million in fiscal year 2006 to $16.3 million in fiscal year 2007. The growth was the product of more ad pages and the contribution of fully integrated acquisitions from fiscal 2005 and fiscal 2006. Unique Homes remained flat at $4.0 million during the first and second quarters of fiscal year 2007 compared to the same periods of fiscal year 2006 as the luxury home market experienced a decline in turnover.
          Apartment Finder revenue for the six periods ended September 10, 2006 was $22.9 million compared to $21.1 million during the same period in fiscal 2006, an increase of $1.8 million or 8.5%. Despite a challenging apartment rental market, we have been able to increase ad pages in the majority of our markets. We also gained $0.2 million in revenue in the first two quarters from our fiscal year 2007 acquisitions and our three new markets opened in fiscal year 2006 contributed $0.5 million to the year-over-year growth. Black’s Guide revenue decreased $0.3 million or 12% from $2.5 million in fiscal 2006 to $2.2 million in fiscal year 2007 due to competitive pressures.
          Our remodeling and home improvement area produced revenue of $11.9 million in the six periods ended September 10, 2006 compared to $7.0 million during the same period in fiscal 2006, an increase of $4.9 million or 70.0%. The increase is attributable to the continued maturing of the magazines along with a full six periods of revenue during 2007, from magazines acquired throughout fiscal 2006. Our existing publications in this area are: Kansas City Homes & Gardens, Accent Home & Garden, At Home In Arkansas, Relocating in Las Vegas, regional Home Improvement magazines, and the Homes & Lifestyles magazines.
          Cost of sales. Cost of sales for the six periods ended September 10, 2006 was $61.8 million, an increase of $10.5 million, or 20.5%, from $51.3 million during the same period in fiscal 2006. Labor expense, which is our largest cost component, was $28.3 million in the six periods ended September 10, 2006 compared to $24.3 million during the same period in fiscal 2006, an increase of $4.0 million, or 16.5%. A significant driver of labor expense growth was the impact of new employees added through our fiscal year 2006 and fiscal year 2007 acquisitions. The total year-over-year non-commission labor expense growth from the acquisitions was $1.2 million. Total commission and bonus expense increased by $1.2 million or 29.3% from $4.1 million in fiscal year 2006 to $5.3 million in fiscal year 2007 due to our revenue and EBITDA growth. Paper expense for the six periods ended September 10, 2006 was $9.5 million compared to $8.1 million for the same period of the prior year, an increase of $1.4 million or 17.3% from the prior year. Approximately 74% of the increase was the result of increased internal paper usage due to ad page growth and the impact of our acquisitions and a shift in paper purchase volume whereby we procure paper and supply it to our outside print partners. The remaining 26% of the increase is due to an increase in paper price. Our spend with third party printers increased from $1.2 million in fiscal 2006 to $1.5 million in fiscal 2007. The increase of $0.3 million or 25% was the result of the growth in our remodeling and home improvement publications for which we outsource the printing. Our publication distribution expense increased in the first six periods of fiscal 2007 by approximately $1.5 million compared to the same period in the prior year. The increase was the result of establishing distribution operations in our start-up and acquisition markets as well as continuing to expand the number of distribution points in our existing markets. We also increased our spend on online operations from $1.4 million in fiscal 2006 to $1.7 million in fiscal 2007, an increase of $0.3 million or almost 21.4% in an effort to continue the enhancement of our online product offerings. The Company also experienced increases in its equipment rental expense, utilities, postage and marketing costs of approximately $1.2 million during the six periods ended September 10, 2006 compared to the same period in the prior year due to revenue growth, new market start-ups and acquisitions.
          Production depreciation and software amortization expense Production depreciation and amortization expense in the six periods ended September 10, 2006 was $5.0 million. This was an increase of $0.8 million, or 19.0%, compared to an expense of $4.2 million for the six periods ended September 11, 2005. The increase is due to our investment of over $5.3 million during the past 12 months to support our growth and new markets.
          Selling, general and administrative expenses (“SG&A”). SG&A expenses for the six periods ended September 10, 2006 were $11.3 million, which was an increase of $0.6 million or 5.6% compared to expenses of $10.7 million during the same period in fiscal 2006. Labor and related expense in the six periods ended September 10, 2006 was $6.8 million, an increase of $0.1 million, or 1.5%, from $6.7 million during the same period in fiscal 2006.
          Non-production depreciation and software amortization expense There was an increase in depreciation expense of $0.3 million or 20.0% from $1.5 million in fiscal year 2006 to $1.8 million in fiscal year 2007. This increase was the result of the asset investments during the last 12 months.
          Amortization of intangibles. Amortization expense was $7.0 million in the six periods ended September 10, 2006, an increase of $0.3 million or 4.5%, from $6.7 million during the same period in fiscal 2006. The increase in amortization expense was related to the amortizable intangible assets of $20.2 million acquired in connection with our acquisitions of the Homes & Lifestyle magazines, Omni Communications, Atlanta Home Improvement, At Home In Arkansas, Relocating In Las Vegas, Kansas City New Homes Journal, The Apartment Community Guide, Pittsburgh Apartment Source, Dallas Home Improvement, Accent Homes and Garden and Accent on Lifestyle.
          Net interest expense. Net interest expense for the six periods ended September 10, 2006 was $12.9 million, an increase of $4.1 million, or 46.6% over the net interest expense of $8.8 million during the same period in fiscal 2006. The refinancing of our debt on November 30, 2005 contributed to the increase of interest expense. Interest expense for the six periods ended September 10, 2006 was calculated on a level of senior and subordinated debt that was approximately $25 million higher than the debt base during the same period in fiscal 2006.
          Discontinued operations The Company reported income before taxes of $0.015 million from its discontinued operations during the six periods ended September 10, 2006 compared to income before taxes of $0.005 million during the same period of the prior year. The sale of the magazine during the six periods ended September 10, 2006 resulted in a write-down of $0.21 million, net of income tax benefit of $0.08 million, included in the loss on sale.
          Net income. Due to the factors set forth above, we reported a net loss of $2.4 million during the six periods ended September 10, 2006, compared to a net loss of $0.9 million during the same period in fiscal 2006.
Liquidity and Capital Resources
          Historically, our primary source of liquidity has been cash flow from operations. We also have the ability to incur indebtedness under our senior secured revolving credit facility.
          Cash. At the end of fiscal 2006, our cash on hand was $16.4 million. As of September 10, 2006, our cash on hand was $14.9 million compared to $3.3 million at September 11, 2005.

          The following table summarizes our net decrease in cash and cash equivalents:

	Six periods Ended	Six periods Ended
	September 10, 2006	September 11, 2005
	(in thousands)
Net cash provided by operating activities	$7,029	$7,163
Net cash used in investing activities	(7,992)	(26,731)
Net cash (used in) / provided by financing activities	(581)	18,731

Net decrease in cash & cash equivalents	(1,544)	(837)
Cash at beginning of period	16,418	4,091

Cash at end of period	$14,874	$3,254

          Our net cash provided by operating activities in the six periods ended fiscal September 10, 2006 decreased by $0.1 million compared to the same period ended September 11, 2005.
          During the six periods ended September 10, 2006, net cash used by investing activities was $8.0 million, consisting primarily of $1.1 million for the purchase of property, equipment and software, $1.9 million for a deposit on future purchase of equipment, and $5.1 million for acquisitions made during the first and second quarters of fiscal 2007. During the six periods ended September 11, 2005, net cash used in investing activities was a use of $26.7 million, consisting of $1.6 million for the purchase of property, equipment and software and $25.1 million for acquisitions consummated during the first two quarters of fiscal 2006.
          For the six periods ended September 10, 2006, the net cash used by financing activities was $0.6 million versus a source of cash of $18.7 million for the six periods ended September 11, 2005 which was principally due to proceeds obtained through an additional term loan credit facility of $30 million for the Wiesner acquisition in May 2005.
     Commitments
          The Company has entered into a contract for the manufacture of a printing press expected to be delivered in the fourth quarter of fiscal year 2007. This commitment became effective in August 2005. The total cost of the press, including installation, will be $5.2 million. The press is expected to be installed and operational by the second quarter of fiscal 2008. The payments for the press will be made according to certain performance based milestones. Failure to meet the agreed-upon milestones could result in a termination of the contract. Title to the equipment will transfer to the Company upon delivery to its Lawrenceville facility. The Company made three contract payments during fiscal 2006 and fiscal 2007 totaling $2.3 million. The remaining balance of $2.9 million will be paid during fiscal 2007.
     Refinancing
          On November 30, 2005, the Company refinanced its existing capital structure. The objective of the refinancing was to provide the Company with a long-term capital structure that is consistent with its strategy and preserves acquisition flexibility. The refinancing was completed through an offering of $175.0 million of Senior Notes and a new senior secured credit facility comprised of a $50.0 million senior credit term loan facility, a new revolving credit facility with an availability of $35.0 million and an additional $75.0 million in uncommitted incremental term loans. The transactions described in this paragraph are collectively referred to herein as the “Refinancing”. The proceeds of the Refinancing were used to repay the outstanding balances under the Term A, Term B, Term C, the revolving facility and $30.0 million of the senior subordinated debt.
          New senior credit facility. On November 30, 2005, the Company retired its existing credit facility through the sale of $175.0 million of Senior Notes and a new term loan agreement in the amount of $50.0 million.
          Our new senior secured credit facility consists of a $50.0 million senior secured term loan facility maturing in 2012, the full amount of which was drawn at the closing on November 30, 2005. Additionally, we have the ability to obtain $75.0 million under our uncommitted incremental term loans. Borrowings are also available under a $35.0 million committed senior secured revolving credit facility maturing in 2010.

          Borrowings under our new senior secured credit facilities bear interest, at our option, at either adjusted LIBOR plus an applicable margin or the alternate base rate plus an applicable margin. The applicable margin with respect to borrowings under our new senior secured revolving credit facility is subject to adjustments based upon a leverage-based pricing grid. Our new senior secured revolving credit facility requires us to meet maximum leverage ratios and minimum interest coverage ratios and includes a maximum annual capital expenditures limitation. In addition, the new senior secured revolving credit facility contains certain restrictive covenants which, among other things, limit our ability to incur additional indebtedness, pay dividends, incur liens, prepay subordinated debt, make loans and investments, merge or consolidate, sell assets, change our business, amend the terms of our subordinated debt and engage in certain other activities customarily restricted in such agreements. It also contains certain customary events of defaults, subject to grace periods, as appropriate.
          The loan agreement contains certain restrictive provisions which include, but are not limited to, requiring the Company to maintain certain financial ratios and limits upon the Company’s ability to incur additional indebtedness, make certain acquisitions or investments, sell assets or make other restricted payments, including dividends (as defined in the term loan credit agreement). As of September 10, 2006, the Company was in compliance with all debt covenant requirements.
          The Senior Notes will mature in 2013. Interest is payable semi-annually. The notes will be redeemable in the circumstances and at the redemption prices described in the Senior Notes indenture. The indenture governing the notes and the senior secured term loan facility also contains numerous covenants including, among other things, restrictions on our ability to: incur or guarantee additional indebtedness or issue disqualified or preferred stock; pay dividends or make other equity distributions; repurchase or redeem capital stock; make investments or other restricted payments; sell assets or consolidate or merge with or into other companies; incur liens; enter into sale/leaseback transactions; create limitations on the ability of our restricted subsidiaries to make dividends or distributions to us; and engage in transactions with affiliates.
          Our ability to make scheduled payments of principal, or to pay the interest or additional interest, if any, on, or to refinance our indebtedness, or to fund planned capital expenditures will depend on our future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Based upon the current level of operations, we believe that cash flow from operations and available cash, together with borrowings available under our new senior secured credit facilities, will be adequate to meet our future liquidity needs throughout fiscal 2007. Our assumptions with respect to future costs may not be correct, and funds available to us from the sources discussed above may not be sufficient to enable us to service our indebtedness, including the Senior Notes, or cover any shortfall in funding for any unanticipated expenses. In addition, to the extent we make future acquisitions, we may require new sources of funding including additional debt, equity financing or some combination thereof. We may not be able to secure additional sources of funding on favorable terms or at all.
Critical Accounting Policies and Estimates
           Our discussion and analysis of our financial condition and results of operations is based upon financial statements that have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent liabilities. On an ongoing basis, we evaluate our estimates, including those related to allowance for bad debts, the recoverability of long-term assets such as intangible assets, depreciation and amortization periods, income taxes, commitments and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe that the following critical accounting policies affect our more significant judgments and estimates used in the preparation of the financial statements.
     Principles of Consolidation and Fiscal Year End
            We and our consolidated entities report on a 52-53 week accounting year. The condensed consolidated financial statements included elsewhere in this report include our financial statements and our wholly-owned subsidiaries for the three and six periods ended September 10, 2006 and September 11, 2005, respectively and the year ended March 26, 2006. All significant intercompany balances and transactions have been eliminated in consolidation.
     Revenue Recognition
            Our principal revenue earning activity is related to the sale of online and print advertising by both ID’s as well as Direct sales to customers through the distribution territories managed by us. These revenue arrangements are typically sold as a bundled product to customers and include a print advertisement in a publication as well as an online advertisement. We bill the customer a single negotiated price for both elements. In accordance with Emerging Issues Task Force (“EITF”) 00-21, Accounting for Revenue Arrangements with Multiple Deliverables, we separate our deliverables into units of accounting and allocate consideration to each unit based on relative fair values. We recognize revenue for each unit of accounting in accordance with SEC Staff Accounting Bulletin No. 104, Revenue Recognition. Subscriptions are recorded as deferred revenue when received and recognized as revenue over the term of the subscription.

Print
            Print revenues are derived from sale of advertising pages in our publications. We sell a bundled product to our customers that includes print advertisement as well as a standard online advertisement. The customer can also purchase premium placement advertising pages such as front cover and back cover Revenue for print advertisement sales, including the premium placement advertising pages, is recognized when the publications are delivered and available for consumer access.
Online
            Online revenues are derived from the sale of advertising on our various websites. We sell a bundled product to our customers that includes a print advertisement in our publications as well as a standard online advertisement. The customer is permitted to purchase premium online advertisements whereby it can include additional data items such as floor plans, multiple photos and neighborhood information, and also secure premium placement in search results. Revenue for online sales, including the premium online advertisements, is recognized ratably over the period the online advertisements are maintained on the website.
Unearned Revenue
            Our billings may occur one to four days prior to the shipment of the related publication and final upload of online advertising. At both interim and fiscal year end, we record unearned revenue to properly account for the timing differences and properly match revenue recognition to the proper period. We receive cash deposits from customers for certain publications prior to printing and upload of online advertising. These deposits are recorded as a liability and reflected accordingly in the condensed consolidated financial statements.
Trade Accounts Receivable
           Accounts receivable consist primarily of amounts due from advertisers in our operated markets and independent distributors.
            We grant credit without collateral to many of our customers. Substantially all trade accounts receivable are comprised of accounts related to advertising displayed in various real estate publications. Management believes credit risk with respect to those receivables is limited due to the large number of customers and their dispersion across geographic areas, as well as the distribution of those receivables among our various publication products.
            We use the allowance method of reserving for accounts receivable estimated to be uncollectible. The allowance is calculated by applying a risk factor to each aging category.
Goodwill
            We have recorded goodwill for the excess of cost of GMH’s acquisition of NCI and other businesses over the amounts assigned to assets acquired and liabilities assumed. In accordance with Statement of Financial Accounting Standard (“SFAS”) No 142, Goodwill and Other Intangible Assets, we test goodwill for impairment at the end of the fiscal year, and will test for impairment between annual tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired. Impairment testing for goodwill is performed at a reporting unit level.
            An impairment loss would generally be recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit. The estimated fair value of a reporting unit is determined using various valuation techniques. We have not recognized any impairment of goodwill in the periods presented.
Impairment of Long Lived Assets
            We assess the recoverability of long-lived assets in accordance with Statement of Financial Accounting Standard (“SFAS”) No 144, Accounting for the Impairment or Disposal of Long-lived Assets, whenever adverse events or changes in circumstances indicate that impairment may have occurred. If the future undiscounted cash flows expected to result from the use of the related assets are less than the carrying value of such assets, an impairment has occurred and a loss is recognized to reduce the carrying value of the long-lived assets to fair value.
Intangible Assets
            Intangible assets consist of the values assigned to a consumer database, independent distributor agreements (“IDA”), advertising lists, trade names, trademarks, and other intangible assets. Amortization of intangible assets is provided utilizing the straight-line method over the estimated useful lives.
Off-Balance Sheet Arrangements
          We do not have any off-balance sheet arrangements.

Contractual Obligations
          The following table summarizes our financial commitments as of our fiscal year end, March 26, 2006:

	Payments Due by Period
		Less Than	1 to 3	3 to 5	More Than
	Total	1 Year	Years	Years	5 Years
	(Dollars in thousands)
Long-term debt:
Variable rate bank debt	$50,000	$500	$1,000	$1,000	$47,500
Fixed rate Subordinated Note	28,841	—	—	—	28,841
Fixed rate Senior Notes	175,000	—	—	—	175,000
Future interest payments (1)	206,752	26,163	53,594	55,624	71,371
Capital lease obligations	1,252	676	514	53	9
Operating lease obligations	12,885	3,678	4,958	2,929	1,320

Total contractual obligations	$474,730	$31,017	$60,066	$59,606	$324,041

(1)	This line item is comprised of fixed and variable interest rates on the debt balances as of March 26, 2006. For the variable rate portion, the company has assumed that the effective interest rate as of March 26, 2006 will remain consistent over the remaining life of the variable rate bank debt.
          There have been no material changes to our contractual obligations since March 26, 2006.

NETWORK COMMUNICATIONS, INC. AND SUBSIDIARIES
PART I — FINANCIAL INFORMATION
Item 3. Quantitative and Qualitative Disclosures about Market Risk
          The principal market risk (i.e. the risk of loss arising from adverse changes in market rates and prices) to which we are exposed is fluctuation in interest rates on debt. We had no material foreign currency option contracts or any market risk contracts solely for trading purposes at March 26, 2006, our fiscal year end.
          The following risk management discussion and the estimated amounts generated from analytical techniques are forward-looking statements of market risk assuming certain market conditions occur. Actual results in the future may differ materially from these projected results due to actual developments in the global financial markets.
          Interest Rates
          Currently, we hedge exposure on 100% of our variable rate debt from interest rate fluctuations through the use of an interest rate cap. We expect to continue to hedge a portion of our variable rate debt in the future.
          The following table estimates the increase (or decrease) to cash flow from operations if interest rates were to fluctuate by 100 or 50 basis points, or BPS (where 100 basis points represents one percentage point), for a twelve-month period. The analysis is based on our variable rate debt, as of March 26, 2006, which consists of $50.0 million in term loans and a $35.0 million revolver. For purposes of this analysis, we have assumed that the revolver is fully drawn and we have not hedged any interest rate risk. The Senior Notes and our existing Parent Mezzanine Debt have a fixed rate and, therefore, have been excluded from this analysis.

	Interest Rate		Interest Rate
	Decrease		Increase
	100 BPS	50 BPS	50 BPS	100 BPS
(Dollars in thousands)
Senior secured credit facility	$850	$425	$(425)	$(850)
          Inflation
          Inflation had no material impact on our operations during fiscal 2005 and 2004. In fiscal 2006, we have experienced increases in the cost of paper and fuel. In fiscal 2006, we absorbed an increase of almost 20% in our paper pricing, which equated to an increase of over $2.2 million in our annual paper expense. The increase in fuel prices impacts the amount we spend to run our fleet of trucks, the pricing from outside freight companies and the pricing from independent contractors in local markets that we use to distribute our publications. During fiscal 2006 we spent $0.8 million, $1.6 million and $4.0 million, respectively, on these functions. An increase of 10% in these costs due to higher fuel prices would result in an additional $0.6 million in annual operating costs.
          There have been no material changes to our Quantitative and Qualitative Disclosures about Market Risk since March 26, 2006.

NETWORK COMMUNICATIONS, INC. AND SUBSIDIARIES
PART I — FINANCIAL INFORMATION
Item 4. Controls and Procedures
          As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 10, 2006. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three and six periods ended September 10, 2006 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

NETWORK COMMUNICATIONS, INC. AND SUBSIDIARIES
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
None.
Item 1A. Risk Factors
We depend on individual agents in the residential market for existing home sales for substantially all of our revenues in TREB and any industry downturn and consequential decrease in real estate prices in the residential market for existing home sales could adversely impact our financial results.
           We generate substantially all of our revenues from the residential and commercial real estate market, especially existing home sales, and thus depend on large real estate transaction volume and a stable supply of and demand for residential housing. The real estate market has been historically cyclical and is influenced by three key factors: interest rates, employment and consumer confidence. To the extent that interest rates rise significantly above their current levels, unemployment increases significantly or consumer confidence declines due to economic uncertainty or some other factors then the real estate market could decline and our business would be negatively impacted. Such economic downturn may adversely impact the relatively stable real estate advertising market.
            Existing home sales were significantly affected by the most recent recession and the events of September 11, 2001, and are generally affected by the condition of the U.S. national and regional economies. Existing home sales remained relatively flat for the period from 2000 to 2002 and, although the sector has rebounded well as evidenced by year-over-year growth of over 9% in each year since 2002, there is no assurance that this growth will continue in the near or long term. If the existing home sales market declines, our results of operations and financial condition could be adversely impacted.
            Moreover, the ROI for our advertisers depends on the success rate of actual sales that are closed in comparison to the advertising expenses paid. Whether a real estate sale will actually close depends on factors beyond our control, such as (in addition to factors mentioned above) the market conditions and preferences, the personal choices of the people actually making the sale or purchase and other social and economic considerations. If our advertisers experience lowering ROI because actual sales decline for reasons beyond our control, they may choose to decrease the level of advertising which would adversely affect our revenues.
            Although we believe that the key drivers of advertising and marketing expenditures are the number of home sales per year, rather than dollar volume, which provides us with a stable revenue base regardless of upward or downward movements of sale prices in each local real estate market, we cannot guarantee that this will remain true in the future. We cannot guarantee that downward movements of sale prices in local real estate markets will not cause corresponding downward movements in advertising and marketing expenditures, and that our results of operations and financial condition will not be adversely impacted as a result.
We rely on our proprietary distribution network as a competitive advantage to effectively and efficiently distribute our publications. Any material hindrance to our ability to distribute our publications effectively and efficiently may materially reduce the market appeal of our publications for advertising.
            Our customers look for an efficient and wide distribution network when placing advertisements. Unlike our major direct print competitors that have entered into several multi-year, non-cancelable and long-term contracts that yield relatively high fixed costs and less flexibility to alter their distribution network, we have various low-cost, flexible agreements and arrangements with retail stores, restaurants and other public commercial locations to set up our distribution boxes. In addition, we have arrangements with some of our competitors to use their distribution outlets for our publications. If these various public commercial locations or our competitors do not allow us to set up our distribution network, or significantly raise the costs for us, our ability to effectively and efficiently distribute our publications may be materially impaired. Such impairment may materially reduce the demand from our customers and could have a material adverse effect on our business, results of operations and financial condition.
If we are unable to meet rapid changes in technology, our services and proprietary technology and systems may become obsolete.
            The internet and e-commerce are constantly changing. Due to the costs and management time required to introduce new services and enhancements, we may not be able to respond in a timely manner to competitive innovations. To remain competitive, we must continue to enhance and improve the functionality and features of our online commerce business. Further, to remain competitive, we must meet the challenges of the introduction by our competitors of new services using new technologies or the introduction of new industry standards and practices. In addition, the vendors we use to support our technology may not provide the level of service we expect or may not continue to provide their product or service on commercially reasonable terms or at all. If we fail to meet any of these potential changes or our vendors fail to provide the necessary support to our technology, our results of operations and financial condition could be negatively impacted.
The market for our products and services is highly competitive.
            The market for our products and services is disbursed throughout North America. Generally, newspapers, the yellow pages and free guides dominate the local print market and represent our main competitors. Many of these publishers have a strong local distribution base and traditional readership.
            Another class of competitors that has a potentially significant distribution base are various websites that focus on real estate sales. Since the cost of entry into our business is relatively low, we may face increased competition from other publications, whether paper or online. In addition, our current and potential competitors may have greater financial, technical, operational and marketing resources. Competitive pressures may also force prices for our service to go down which may adversely affect us.
Any significant increase in paper, ink or printing plate costs would cause our expenses to increase significantly.
            Because of our print products, direct mail solicitations and product distributions, we incur substantial costs for paper, ink and printing plates, which are aluminum plates that capture the images that are transferred to our printing press. We do not currently use forward contracts to purchase paper and, therefore, we are not protected against fluctuations in paper prices. In addition, we currently have a contract that satisfies our ink requirements through April 2007. We expect to begin negotiations to extend this contract in December 2006. Although we expect to renew this agreement based on past experiences and thereby satisfy our ink requirement for 1-3 years, we cannot guarantee that we will be able to do so. In any event, due to increased energy costs that have increased the cost of ink production in general, we expect at least a 5% increase in ink prices, regardless of the supplier. Finally, we currently have a contract that satisfies our printing plates requirements through June 2008. This contract was recently assigned to Eastman Kodak Company, or Kodak. Kodak is honoring this agreement and we believe we will be able to renew it in the future. However, we cannot guarantee that we will be able to renew this agreement in the future. If we cannot renew our existing agreements and/or pass increased costs for paper, ink or printing plates through to our customers, our financial condition and results of operations could be adversely affected.
An economic downturn or unexpected macroeconomic event could adversely affect our advertising revenue, a substantial portion of which is derived from our free publications.
            Our customers typically reduce their marketing and advertising budgets during a general economic downturn or a recession in the United States. The longer a recession or economic downturn continues, the more likely it becomes that our customers may significantly reduce their marketing and advertising budgets. Any material decrease in our customers’ marketing and advertising budgets would likely reduce the demand for advertising in our publications and on our websites. Despite our efforts to diversify our publications, a substantial portion of our revenue is generated from the sale of advertising in our free publications, which includes TREB and Apartment Finder. An unexpected event such as a terrorist attack, labor strike, natural catastrophe or general economic weakness can adversely affect the advertising demand for these publications and, in turn, could adversely impact our results of operations and financial condition.
Our success and growth depend to a significant degree upon the protection of our intellectual property rights.
            As a media company we have a significant intellectual property portfolio, especially copyrights and trademarks, and have allocated considerable resources toward intellectual property maintenance, prosecution and enforcement. For example, we hold and maintain or have pending applications for numerous copyrights and trademarks in connection with our various publications, such as TREB. We have 43 trademarks in total. We also hold the design patents for the bird house design of our distribution boxes that we place in various retail and other sites for our publications. In addition, we also continuously develop and create proprietary software to enhance our ability to effectively and efficiently update the listings in our online and print publications. For example, our advertising management system, or AMS, technology was developed by us to easily track new and updated listings. We may be unable to deter infringement or misappropriation of our data and other proprietary information, detect unauthorized use or take appropriate steps to enforce our intellectual property rights. Any unauthorized use of our intellectual property could make it more expensive for us to do business and consequently harm our business.
A loss of production capacity at our in-house printing facilities could adversely impact our results of operations and financial condition.
            We produce the vast majority of our products at our printing facilities located at our headquarters in Lawrenceville, Georgia. We generally house approximately a one-month supply of paper, five printing presses and other materials necessary to produce our publications at these facilities. To the extent that an unexpected event such as a fire, explosion or natural catastrophe occurs at our in-house printing facilities, we could experience significant delays in the production and delivery of our products to our customers. In addition, we may be forced to engage an independent third-party publisher to produce our publications at higher costs. The engagement of an independent third-party publisher would reduce our revenues and require an additional expenditure of capital by us and would negatively impact our margins. As a result, our results of operations and financial condition could be adversely impacted.
Loss of key personnel could impair our success.
            We benefit from the leadership, experience and business relationships of our senior management team, and we depend on their continued services in order to successfully implement our business strategy. Although we have entered into employment agreements with our Chief Executive Officer and Chief Financial Officer, they and other key personnel may not remain in our employment. The loss of key personnel or our inability to attract new personnel could have a material adverse effect on our business, results of operations and financial condition.
           We also employ approximately 375 people in our sales force and depend on their ability to generate advertising for our publications and websites. A significant loss of such sales force may adversely affect our revenue.
We are subject to state use taxes. If our distribution arrangements with our independent distributors are characterized as a sale of publications as opposed to a distribution arrangement, we could be subject to higher use taxes from the state tax authorities.
            We sell advertising space through our independent distributors and distribute our publications to the distribution boxes in various states through such independent distributors. Based on this arrangement, we pay certain state use taxes on the production costs of our publications, because we do not view our arrangement with the independent distributors as a sale of our publications to such independent distributors. We cannot guarantee that state tax authorities will agree with our view on the arrangements with our independent distributors in the future. If state tax authorities were successful in characterizing our arrangements as a sale of the publications to the independent distributors for tax purposes, we may be subject to significantly higher state use taxes. Such higher taxes may have a material adverse impact on our results of operations and financial condition.
Our arrangement with our independent distributors and independent contractors may become subject to various additional federal and state regulatory laws that do not affect the current operations.
            Currently, certain federal and state regulatory laws, including laws related to antitrust, franchises, employment and tax, do not regulate our arrangements with our independent distributors and independent contractors. We do not believe our arrangements should be regulated under such federal and state regulatory schemes. However, we cannot guarantee that the federal and state regulatory authorities will continue to agree that such regulatory scheme is not applicable to our arrangements with the independent distributors and independent contractors. If we are subject to various other burdensome federal or state regulatory schemes (such as certain registration or filing requirements), such additional costs and efforts may negatively impact our results of operations and financial condition.
To the extent we consummate acquisitions in the future, there will be integration risk.
            The process of integrating acquired businesses into our existing operations may result in unforeseen difficulties and liabilities and may require a disproportionate amount of resources and management attention. Difficulties that we may encounter in integrating the operations of acquired businesses could have a material adverse effect on our results of operations and financial condition. Moreover, we may not realize any of the anticipated benefits of an acquisition and integration costs may exceed anticipated amounts. In addition, acquisitions of businesses may require us to assume or incur additional debt financing, resulting in additional leverage.
We will be exposed to risks relating to evaluations of controls required by Section 404 of the Sarbanes-Oxley Act of 2002.
            Due to the Registration of the Senior Notes, we have begun evaluating our internal control systems to allow management to report on, and our independent registered public accounting firm to attest to, our internal control over financial reporting. We will be performing the system and process evaluation and testing (and any necessary remediation) required to comply with the management certification and auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002. We will be required to comply with Section 404 by no later than March 28, 2008. However, we cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or the impact of the same on our operations. Furthermore, upon completion of this process, we may identify control deficiencies of varying degrees of severity under applicable SEC and Public Company Accounting Oversight Board rules and regulations. We will be required to report, among other things, control deficiencies that constitute a “material weakness” or changes in internal controls that, or are reasonably likely to, materially affect our internal control over financial reporting. A “material weakness” is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of our annual or interim financial statements will not be prevented or detected. If we fail to implement the requirements of Section 404 in a timely manner, we might be subject to sanctions or investigation by regulatory authorities such as the SEC, and if we fail to remedy any material weakness, our financial statements may be inaccurate, and could result in negative market reaction.
We are controlled by principal equity holders who will be able to make important decisions about our business and capital structure and their interests may differ from the interests of the noteholders.
            CVC and its affiliates control us and have the power to elect a majority of the members of our board of directors, appoint new management and approve any action requiring the approval of the holders of GMH’s, our parent’s, membership interests, including approving acquisitions or sales of all or substantially all of our assets. CVC and its affiliates beneficially own securities representing approximately 89% of our voting equity interests and, therefore, will have the ability to control decisions affecting our capital structure, including the issuance of additional capital stock, the implementation of stock repurchase programs and the declaration of dividends. The interests of our equity holders may not in all cases be aligned with the interests of the noteholders. If we encounter financial difficulties or we are unable to pay our debts as they mature, the interests of our equity holders might conflict with those of the holders of the Senior Notes. In that situation, for example, the holders of the Senior Notes might want us to raise additional equity from our equity holders or other investors to reduce our leverage and pay our debts, while our equity holders might not want to increase their investment in us or have their ownership diluted and instead choose to take other actions, such as selling our assets. Our equity holders may have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in their judgment, could enhance their equity investments, even though such transactions might involve risks to the holder of the Senior Notes. In addition, our equity holders may pursue acquisition opportunities through companies other than us, even if such opportunities may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 5. Other Information
None.
Item 6. Exhibits
(a) Exhibits

Number	Title
31.1	Certification of the Chairman and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Senior Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chairman and Chief Executive Officer pursuant to Title 18 of the United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Senior Vice President and Chief Financial Officer pursuant to Title 18 of the United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	This exhibit is hereby furnished to the SEC as an accompanying document and is not to be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

SIGNATURE

Network Communications, Inc.
Date: October 20, 2006	By:	/s/ Daniel R. McCarthy
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: October 20, 2006	By:	/s/ Gerard P. Parker
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

NETWORK COMMUNICATIONS, INC. AND SUBSIDIARIES
PART II — OTHER INFORMATION
Exhibit Index
(Exhibits Physically Filed Herewith)

Number	Title
31.1	Certification of the Chairman and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Senior Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chairman and Chief Executive Officer pursuant to Title 18 of the United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Senior Vice President and Chief Financial Officer pursuant to Title 18 of the United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002