Form 10-Q
period 2006-12-03
Network Communications, Inc.
filed 2007-01-17
CIK 1364727

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended:   December 3, 2006
Commission file number 333-134701

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
Large accelerated filer ☐       Accelerated filer ☐       Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at December 3, 2006

Common Stock, $0.001 par value per share	100 shares

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
NETWORK COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	December 3, 2006	March 26, 2006
ASSETS

Current assets
Cash and cash equivalents	$3,144,013	$16,418,335
Accounts receivable, net of allowance for doubtful accounts of $2,397,349 and $1,517,075, respectively	20,828,861	17,702,681
Inventories	3,717,795	3,514,621
Prepaid expenses and deferred charges	1,938,004	2,923,030
Deferred tax assets	932,568	590,142
Income tax receivable	—	2,092,113
Other current assets	3,588	521,029

Total current assets	30,564,829	43,761,951

Property, equipment and computer software, net	24,125,061	28,001,751
Goodwill	289,748,140	283,159,664
Deferred financing costs, net	12,923,756	13,965,184
Intangible assets, net	148,196,455	146,084,373
Other assets	325,909	273,533

Total noncurrent assets	475,319,321	471,484,505

Total assets	$505,884,150	$515,246,456

LIABILITIES AND STOCKHOLDER’S EQUITY

Current liabilities
Accounts payable	$6,745,735	$6,257,052
Accrued compensation, benefits and related taxes	5,990,268	5,676,556
Customer deposits	1,795,968	1,415,699
Unearned revenue	2,281,400	7,431,466
Accrued interest	700,305	6,797,466
Other accrued expenses	1,115,652	1,020,155
Income tax payable	1,495,961	—
Current maturities of long-term debt	500,000	500,000
Current portion of capital lease obligations	482,861	676,103

Total current liabilities	21,108,150	29,774,497
Long-term debt, less current maturities	259,931,002	250,666,705
Capital lease obligations, less current portion	352,635	501,958
Deferred tax liabilities	47,647,738	54,232,211

Total liabilities	329,039,525	335,175,371

Commitments and contingencies (Note 7)
Stockholder’s Equity
Common Stock, $0.001 par value, 100 shares authorized, issued and outstanding	—	—
Additional paid-in capital (including warrants of $533,583 at December 3, 2006 and March 26, 2006)	194,622,402	194,475,028
Accumulated deficit	(17,777,777)	(14,403,943)

Total stockholder’s equity	176,844,625	180,071,085

Total liabilities and stockholder’s equity	$505,884,150	$515,246,456

See notes to condensed consolidated financial statements.

NETWORK COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Periods Ended
	December 3, 2006	December 4, 2005
Sales	$49,946,598	$43,287,240
Cost of sales (exclusive of production depreciation and software amortization expense shown separately below)	32,072,113	28,616,484
Production depreciation and software amortization	2,569,820	2,160,346

Gross profit	15,304,665	12,510,410
Selling, general and administrative expenses	5,648,083	4,407,616
Depreciation and software amortization	902,910	759,231
Amortization of intangibles	3,589,475	3,529,632

Operating income	5,164,197	3,813,931

Other income (expense)
Interest and dividend income	77,234	8,749
Interest expense	(6,822,854)	(10,986,918)
Unrealized loss on derivatives	(1,225)	—
Other expense	(15,182)	(2,320)

Total other expense	(6,762,027)	(10,980,489)
Loss from continuing operations before benefit from income taxes	(1,597,830)	(7,166,558)
Income tax benefit	(596,458)	(2,228,722)

Net loss from continuing operations	(1,001,372)	(4,937,836)

Discontinued operations (Note 5)
Income from discontinued operations of $1,783 net of applicable income tax expense of $731	—	1,052

Net loss	$(1,001,372)	$(4,936,784)

See notes to condensed consolidated financial statements.

NETWORK COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Nine Periods Ended
	December 3, 2006	December 4, 2005
Sales	$146,180,928	$124,837,745
Cost of sales (exclusive of production depreciation and software amortization expense shown separately below)	93,856,864	79,935,800
Production depreciation and software amortization	7,552,231	6,382,387

Gross profit	44,771,833	38,519,558
Selling, general and administrative expenses	16,955,399	15,083,537
Depreciation and software amortization	2,653,487	2,242,651
Amortization of intangibles	10,588,308	10,255,587

Operating income	14,574,639	10,937,783

Other income (expense)
Interest and dividend income	299,625	72,032
Interest expense	(19,927,516)	(19,898,509)
Unrealized loss on derivatives	(6,478)	—
Other income	444	3,475

Total other expense	(19,633,925)	(19,823,002)

Loss from continuing operations before benefit from income taxes	(5,059,286)	(8,885,219)
Income tax benefit	(1,797,785)	(3,086,886)

Net loss from continuing operations	(3,261,501)	(5,798,333)

Discontinued operations (Note 5)
Income from discontinued operations of $14,821 and $6,417 net of applicable income tax expense of $6,077 and $2,631, respectively	8,744	3,786
Loss on disposal of discontinued operations of $205,216 net of applicable income tax benefit of $84,139	(121,077)	—

Net loss	$(3,373,834)	$(5,794,547)

See notes to condensed consolidated financial statements.

NETWORK COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY (UNAUDITED)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at March 26, 2006	100	$—	$194,475,028	$(14,403,943)	$180,071,085
Capitalization from parent	—	—	147,374	—	147,374
Net loss	—	—	—	(3,373,834)	(3,373,834)

Balance at December 3, 2006	100	$—	$194,622,402	$(17,777,777)	$176,844,625

See notes to condensed consolidated financial statements.

NETWORK COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Periods Ended
	December 3, 2006	December 4, 2005
Cash flows from operating activities
Net loss	$(3,373,834)	$(5,794,547)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of property, equipment and other assets	10,205,718	8,625,038
Amortization of intangible assets	10,588,308	10,255,587
Amortization of deferred financing costs	1,428,169	8,033,698
Amortization of debt discount for PIK Senior Subordinated Note and Senior Notes	245,319	47,080
Interest expense for PIK Senior Subordinated Note	2,393,978	2,058,333
Unrealized loss on derivatives	6,478	—
Loss on disposal of asset	37,183	—
Loss on sale of discontinued operations	205,216	—
Deferred income taxes	(6,926,899)	(7,427,798)
Changes in operating assets and liabilities, net of acquired businesses:
Accounts receivable	(3,220,066)	(5,594,376)
Inventories	(203,174)	(1,776,136)
Prepaid expenses and deferred charges	985,026	1,434,824
Income tax receivable/payable	3,588,074	2,119,960
Other current assets and other assets	460,587	(479,209)
Accounts payable	453,683	817,722
Accrued compensation, benefits and related taxes	274,048	1,621,773
Other current liabilities and other liabilities	(11,355,677)	(2,980,402)

Net cash provided by operating activities	5,792,137	10,961,547

Cash flows from investing activities
Purchase of property, equipment and computer software	(5,627,796)	(2,366,977)
Proceeds from the sale of discontinued operations	100,000	—
Acquisitions of businesses, net of cash acquired	(19,405,363)	(31,651,202)

Net cash used in investing activities	(24,933,159)	(34,018,179)

Cash flows from financing activities
Net proceeds from revolver	7,000,000	153,709
Proceeds from term loans	—	80,000,000
Payments on term loans	(375,000)	(215,794,208)
Proceeds from Senior Notes	—	172,709,250
Capitalization from parent	147,374	96,582
Payments on capital leases	(518,933)	(422,796)
Derivative payment	—	(47,000)
Payment of debt issuance costs	(386,741)	(9,446,588)

Net cash provided by financing activities	5,866,700	27,248,949

Net (decrease)/increase in cash	(13,274,322)	4,192,317
Cash at beginning of fiscal year	16,418,335	4,090,960

Cash at end of period	$3,144,013	$8,283,277

Supplemental disclosure
Acquisition of businesses:
Fair value of assets acquired	$20,001,918	$34,531,735
Less liabilities assumed	36,094	2,880,533

Total purchase price	19,965,824	31,651,202
Less contingent consideration	560,461	—

Cash paid for acquisitions of businesses	$19,405,363	$31,651,202

Noncash investing and financing activities
Assets acquired through capital lease	$176,368	$418,286
See notes to condensed consolidated financial statements.

NETWORK COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1. Organization and Basis of Presentation
          Network Communications, Inc. (“NCI’’), and its wholly-owned subsidiaries, NCID, LLC and other entities and Network Publications Canada, Inc. (“NCI-Canada’’) (collectively “the Company’’) has its principal management, administrative and production facilities in Lawrenceville, GA. The Company is a publisher, producing The Real Estate Book (“TREB”), which is distributed in over 460 markets, the District of Columbia, Puerto Rico, Virgin Islands, and Canada. It also produces the Apartment Finder, New Home Finder, Mature Living Choices, Unique Homes Magazine, Enclave Magazine, Black’s Guide, Kansas City Homes and Gardens, regional Homes and Lifestyle magazines, home improvement magazines, and other publications. Revenue is primarily generated from advertising displayed in these print publications and on-line versions of such publications. The combined online and print distribution provides a unique advantage in reaching real estate and home design consumers. Each market is operated either by an independent distributor assigned a particular market or by the Company. NCI is a wholly-owned subsidiary of Gallarus Media Holdings, Inc. (“GMH’’), and effective January 7, 2005, a wholly-owned subsidiary of GMH Holding Company (“GMHC’’). On January 7, 2005, the majority of GMHC stock was acquired by Citigroup Venture Capital Equity Partners, L.P. (“CVC”). CVC has subsequently changed its name to Court Square Capital Partners, L.P.(“Court Square”). As a result of their stock acquisition of GMHC, our ultimate parent, Court Square and its affiliates, own approximately 89% of GMHC’s outstanding capital stock. By virtue of their stock ownership, Court Square has significant influence over our management and will be able to determine the outcome of all matters required to be submitted to the stockholders for approval. The acquisition was accounted for under the purchase method of accounting. As such, the purchase price was allocated to NCI’s tangible and intangible assets and liabilities based on their estimated fair values on the date of acquisition. The excess of the purchase price over the estimated fair value of net assets acquired on January 7, 2005 resulted in a final assignment of $256.0 million to goodwill which is not tax deductible.
2. Summary of Significant Accounting Policies
     Basis of Presentation
          The accompanying financial statements represent the consolidated statements of the Company and its wholly owned subsidiaries. The Company and its consolidated entities report on a 52-53 week accounting year which includes 13 four-week periods. Financial quarters 1, 2 and 3 each include 12 weeks; financial quarter 4 includes 16 weeks. The condensed consolidated financial statements include the financial statements of the Company for the three periods and nine periods ended December 3, 2006 and the three periods and nine periods ended December 4, 2005. All significant intercompany balances and transactions have been eliminated in consolidation. For all periods presented other comprehensive income is equivalent to net income.
          The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.
          The accompanying interim condensed consolidated financial statements for the three periods and nine periods ended December 3, 2006 and December 4, 2005 are unaudited. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America for financial information have been condensed or omitted pursuant to the rules and regulations of Article 10 of SEC Regulation S-X. In the opinion of management, these condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. Operating results for the three periods and nine periods ended December 3, 2006 are not necessarily indicative of results that may be expected for any other future interim period or for the year ending March 25, 2007. You should read the unaudited condensed consolidated financial statements in conjunction with NCI’s consolidated financial statements and notes thereto in the Registration Statement on Form S-4 (SEC File No. 333-134701) filed on June 2, 2006, as amended, and effective with the Securities and Exchange Commission on August 4, 2006 (as used in this report, the “Registration Statement”).

NETWORK COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
     Impairment of Long Lived Assets
          The Company assesses the recoverability of long-lived assets at least annually or whenever adverse events or changes in circumstances indicate that impairment may have occurred in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, or SFAS 144. If the future undiscounted cash flows expected to result from the use of the related assets are less than the carrying value of such assets, an impairment has occurred and a loss is recognized to reduce the carrying value of the long-lived assets to fair value. The Company has recognized an impairment loss in the nine periods ended December 3, 2006 resulting from the divesture of Corporate Choices.
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
          In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). This Statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurement. SFAS 157 does not require any new fair value measurements and we do not expect the application of this standard to change our current practices. The provisions of SFAS 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.
          In September 2006, the SEC Staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). The adoption of SAB 108 will not have a material impact on the Company’s consolidated results of operations and financial condition.

NETWORK COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
3. Inventories
          Inventories consist of the following:

	December 3, 2006	March 26, 2006
Distribution products and marketing aids for resale	$586,151	$505,159
Production, paper and ink	2,321,572	2,174,130
Work-in-process	810,072	835,332

	$3,717,795	$3,514,621

4. Acquisitions
          During the nine periods ended December 3, 2006, the Company completed certain acquisitions as part of our overall strategy to expand our product offerings and geographical presence. NCI generally pays a premium over the fair value of the net tangible and identified intangible assets acquired to fulfill the Company’s strategic initiatives and to ensure strategic fit with its current publications. The majority of our transactions are asset based in which we acquire the publishing assets associated with magazines that fit our predetermined criteria as an expansion of our geographical footprint or addition to market share in certain areas. We evaluate each magazine on an individual basis for fit with our organization based on its historical performance along with our expectations for growth. The strength of each criteria and the expected return on our investment are evaluated in developing the purchase price. The purchase price allocation is aggregated below for small business combinations in accordance with SFAS 141.
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
          On April 18, 2006, the Company acquired the publishing assets of Kansas City New Homes Journal from Communix Publishing. The magazine is a new home publication.
          On May 4, 2006, the Company acquired the publishing assets of The Apartment Community Guide from H&W Publishing, Inc. The magazine is an apartment directory that serves the southeastern coast of Florida.
          On June 6, 2006, the Company acquired the publishing assets of Pittsburgh Apartment Source from Fairfax Publishing, Inc. The magazine is an apartment directory that serves the Pittsburgh area.
          On June 26, 2006, the Company acquired the publishing assets of Dallas Home Improvement magazine from Design Guide Publishing, Ltd. The magazine provides editorial and advertising focused on the home design, home renovation and home improvement sectors in the greater Dallas market.
          On June 29, 2006, the Company acquired the publishing assets of Accent Homes and Garden, a home and design magazine for Northern New England. The magazine provides an opportunity to enter the home improvement and design market in the New England area.
          On September 29, 2006, the Company acquired the publishing assets of The Original Apartment Magazine. The four magazines are apartment directory publications that expand the NCI multi-family presence in the southern California market.
          The preliminary aggregate purchase price for these acquisitions including transaction costs was approximately $20.0 million. The preliminary aggregate purchase price includes certain contingent payments that

NETWORK COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
have been deemed probable as of December 3, 2006. The acquisitions were accounted for using the purchase method and, accordingly, the purchase price was allocated to the assets based on their estimated fair values on the date of acquisition. Goodwill associated with these transactions will be deductible for tax purposes. The preliminary aggregate purchase price for the acquisitions was allocated as follows:

	Fair Value at	Weighted-Average
(In thousands of dollars)	Purchase Price	Amortization Period
Tangible assets
Current assets	$5
Fixed assets	562

Total tangible assets	567

Intangible assets
Advertiser list	7,743	6 years
Distribution Network	1,091	10 years
Trade names	2,222	5 years
Subscriber list	8	4 years
Non-compete	1,703	5 years
Other intangibles	80	5 years
Goodwill	6,588

Total intangible assets	19,435

Liabilities assumed	(36)

Total purchase price	19,966
Less contingent consideration	561

Cash paid for acquisitions of businesses	$19,405

          Unaudited pro forma results of operations data for the nine periods ended December 3, 2006 and December 4, 2005, as if NCI and the entities described above had been combined as of March 28, 2005, follow. The pro forma results include estimates and assumptions which management believes are reasonable. However, pro forma results do not include any anticipated cost savings or other effects of the planned integration of these entities, and are not necessarily indicative of the results which would have occurred if the business combinations had been in effect on the dates indicated, or which may result in the future.

	Unaudited Pro Forma Results of Operations
	Three Periods Ended		Nine periods Ended
	December 3, 2006	December 4, 2005	December 3, 2006	December 4, 2005
	(in thousands)		(in thousands)
Sales	$55,055	$51,592	$152,167	$139,512
Loss before benefit from income taxes	(1,753)	(7,339)	(5,196)	(8,643)
Net loss	$(1,101)	$(5,047)	$(3,462)	$(5,639)
          The Company is satisfied that no material change in value has occurred in these acquisitions or other acquisitions since the acquisition dates. The results of all acquired entities have been included in the Company’s condensed consolidated financial statements since the respective acquisition dates.
5. Discontinued Operations
          On July 28, 2006, the Company entered into an asset purchase agreement to sell its Corporate Choices magazine for $0.1 million. The sale was consistent with the Company’s initiative to sustain business lines that fit our long-term strategic goals. In accordance with the provisions of SFAS 144, Accounting for the Impairment or Disposal of Long-lived Assets, the results of operations of the Corporate Choices magazine for the current and prior periods have been reported as discontinued operations in the accompanying condensed consolidated statements of operations. The net carrying value of assets, primarily accounts receivable and intangible assets, were adjusted to estimated selling price less costs to sell which resulted in a $0.21 million write down, net of income tax benefit of $0.08 million, included in the loss on sale from discontinued operations.

NETWORK COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
6. Long-term Debt
          Long-term debt consists of the following:

	December 3, 2006	March 26, 2006
10 3/4% Senior Notes, due December 1, 2013	$175,000,000	$175,000,000
New Senior Term loan	49,625,000	50,000,000
Revolver	7,000,000	___
Senior Subordinated Note	31,234,962	28,840,984

	262,859,962	253,840,984

Less:
Unamortized discount on noncurrent Senior
Notes and Senior Subordinated Note	(2,428,960)	(2,674,279)
Current portion	(500,000)	(500,000)

	$259,931,002	$250,666,705

     Senior Subordinated Debt
          On January 7, 2005, GMH, as borrower, entered into a senior subordinated credit agreement (“Parent Mezzanine Debt”). The agreement provided GMH a loan of $25.0 million. The full amount of the loan was drawn on January 7, 2005. NCI’s assets are pledged to collateralize this obligation. Therefore, the related liability is recorded on the accompanying balance sheet.
          The loan bears interest on the unpaid principal balance amount thereof from the date made through maturity at a rate equal to 12% per annum. Interest is payable on June 30 and December 30. The interest is pay-in-kind (“PIK”), thus the unpaid accrued interest is added to the outstanding balance of the loan.
          The maturity date for the Parent Mezzanine Debt is June 30, 2013. The principal of the loan and any accrued unpaid interest are due at maturity. There is no amortization of principal during the term of the loan. The principal can be paid in advance of the maturity date, however, there is a call premium ranging from 1% to 3% depending on when the prepayment is made.
          During the nine periods ended December 3, 2006, $2.39 million was added to principal for interest on the Parent Mezzanine Debt. As of December 3, 2006 the total interest added to the principal of the Parent Mezzanine Debt was $6.23 million on a cumulative basis.
          In conjunction with the senior subordinated credit agreement for the Parent Mezzanine Debt, GMHC entered into a warrant agreement. The warrant agreement gives the lender of the Parent Mezzanine Debt the right to purchase 585,926.7 Class A common shares authorized by GMHC. The purchase rights represented by the warrant are exercisable through January 7, 2015. The warrant agreement contains certain provisions requiring an adjustment of exercise price and number of shares based on the occurrence of specific events (all as are defined in the warrant agreement and stock purchase warrant).
          In accordance with Accounting Principles Board Opinion No. 14 (“APB 14’’), Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants, an independent valuation analysis was performed to determine the debt proceeds allocated to the warrants issued in connection with the Parent Mezzanine Debt. The valuation was based on market and financial data from comparable companies that were publicly traded. Revenue, EBITDA and total assets were compared to arrive at a base and a reasonable multiple for each measure. A liquidity discount was applied to arrive at NCI’s business enterprise valuation and subsequently, a fair market value for the total equity. The per share warrant value was indicated at $0.91 per share resulting in a total valuation of $0.53 million. The Company allocated $0.53 million to the warrants based on their relative fair value and recorded this amount as a debt discount and additional paid-in capital. The debt discount will be amortized over the eight year life of the related debt. The unamortized discount was $0.41 million at December 3, 2006.

NETWORK COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
          The Parent Mezzanine Debt agreement contains restrictive provisions which include, but are not limited to, requiring the Company to maintain certain financial ratios and limits upon the Company’s ability to incur additional indebtedness, make certain acquisitions or, investments, sell assets or make other restricted payments, including dividends. The Company is also required to calculate quarterly covenants for a debt leverage ratio and interest coverage ratio. As of December 3, 2006, the Company was in compliance with these restrictions.
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

NETWORK COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Optional
Redemption
Period	Percentage
2009	105.375%
2010	102.688%
2011 and thereafter	100.000%
          The Senior Notes were issued at a discount of $2.29 million, which is being amortized as interest expense over the life of the Senior Notes. The unamortized discount was $2.02 million at December 3, 2006.
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
          The Company had $49.6 million outstanding under the term facility with no availability to borrow at December 3, 2006. Also, as of December 3, 2006, the Company had $7.0 million outstanding and $28.0 million available to borrow under the revolving loan facility. The interest rate at December 3, 2006 for the Revolver was at a rate of base plus 1.00% and/or LIBOR plus 2.00%. The effective interest rate on the balances outstanding under the term loan was 8.00% at December 3, 2006. The effective interest rate on the balances outstanding under the revolving facility was 7.37% at December 3, 2006.
          The final repayment of any outstanding amounts under the revolving facility is due November 30, 2010. The term loan facility commenced amortization in quarterly installments of $0.125 million on March 31, 2006 and continues through September 30, 2012. A final payment of $46.6 million is due on November 30, 2012.
          Under the new credit facility, the Company may obtain additional funding through incremental loans in an amount not to exceed $75.0 million. As of December 3, 2006, there were no incremental borrowings.
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
          In addition to providing fixed principal payment schedules for the term and revolving facilities, the loan agreement also includes an Excess Cash Flow Repayment provision that requires repayment of principal based on the Company’s leverage ratio, EBITDA, working capital, debt service and tax payments. The Excess Cash Flow amount is calculated and paid annually with the repayment of principal allocated on a pro rata basis to the term and

NETWORK COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
revolving loans. The Company is also required to pay an annual non-utilization fee equal to 0.50% of the unused portion of the revolving credit facility. As of December 3, 2006, the Company had an interest rate cap of $50.0 million on its outstanding senior credit facility.
          The Company assumes that as amounts become due under the loan agreement the amounts needed for the payments will be obtained from the Company’s operating cash flow supplemented by borrowings under the revolving loan as needed.
7. Commitments and Contingencies
     Commitments
          In August 2005, the Company entered into a contract for the manufacture of a printing press. The new press is expected to be delivered in the fourth quarter of fiscal year 2007 and installed and operational by the second quarter of fiscal 2008. The total cost of the press, including installation, will be $5.2 million. The payments for the press will be made according to certain performance based milestones. Failure to meet the agreed-upon milestones could result in a termination of the contract. Title to the equipment will transfer to the Company upon delivery to its Lawrenceville facility. The Company made four contract payments during fiscal 2006 and fiscal 2007 totaling $3.2 million. The remaining balance of $2.0 million will be paid during fiscal 2007.
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
8. Related Party Transactions
          In December 2004, the Company entered into a 10-year advisory agreement with CVC Management LLC (“CVC”) whereby the Company pays an annual management fee in quarterly installments. The management fee is equal to the greater of $0.21 million or 0.016% of the prior fiscal year consolidated revenue. CVC has subsequently changed its name to Court Square Capital Partners, L.P. (“Court Square”). The Company also reimburses Court Square for reasonable out-of-pocket expenses incurred in its performance of advisory services. Under this agreement, the Company paid $0.23 million for the nine periods ended December 3, 2006 and $0.19 million during the nine periods ended December 4, 2005. The Company made no accruals for management fees as of December 3, 2006 since it has met all of its financial obligations under the advisory agreement through the end of the third quarter of fiscal 2007 and accrued $0.07 million as of March 26, 2006.
          The Company has retained TMG Public Relations (“TMG”) to perform public relations and marketing services on its behalf on a project-by-project basis. TMG is owned by the spouse of Dan McCarthy, NCI’s Chairman and Chief Executive Officer. The Company made payments to TMG of $0.46 million and $0.12 million during the nine periods ended December 3, 2006 and December 4, 2005 respectively. The Company accrued $0.02 million and $0.03 million for services rendered as of December 3, 2006 and March 26, 2006, respectively. We expect to continue to use the services of TMG during fiscal 2007.

NETWORK COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
9. Subsequent Events
          On January 12, 2007, the Company acquired the publishing assets of Tucson Apartment Showcase. The magazine is an apartment directory serving the southern Arizona market. The acquisition expands the NCI multi-family presence into Arizona. The preliminary purchase price was $3.5 million.

NETWORK COMMUNICATIONS, INC. AND SUBSIDIARIES
PART I – FINANCIAL INFORMATION
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Statement Regarding Forward-Looking Information
          The following Management’s Discussion and Analysis of our Financial Condition and Results of Operations should be read in conjunction with the condensed consolidated financial statements and notes thereto included as part of this Form 10-Q. This report contains forward-looking statements that are based upon current expectations. We sometimes identify forward-looking statements with such words as “may”, “will”, “expect”, “anticipate”, “estimate”, “seek”, “intend”, “believe” or similar words concerning future events. The forward-looking statements contained herein, include, without limitation, statements concerning future revenue sources and concentration, gross profit margins, selling, general and administrative expenses, capital resources, additional financings or borrowings and the effects of general industry and economic conditions; and are subject to risks and uncertainties including, but not limited to, those discussed below and elsewhere in this Form 10-Q that could cause actual results to differ materially from the results contemplated by these forward-looking statements. We also urge you to carefully review the risk factors set forth in other documents we file from time to time with the SEC.
Overview of Operations
          We are a Georgia corporation that was formed in 1980. The following discussion and analysis is based upon our unaudited interim condensed consolidated financial statements and our review of our business and operations. Furthermore, we believe the discussion and analysis of our financial condition and results of operations as set forth below are not indicative nor should they be relied upon as an indicator of our future performance. The following discussion includes a comparison of our results for the three periods ended December 3, 2006 to the three periods ended December 4, 2005 and the nine periods ended December 3, 2006 to the nine periods ended December 4, 2005.
          On January 7, 2005, we were acquired by CVC. CVC has subsequently changed its name to Court Square Capital Partners, L.P. (“Court Square”). In accordance with SFAS No. 141, our acquired assets and assumed liabilities were revalued to reflect fair value as of the date of the acquisition. In valuing acquired assets and assumed liabilities, fair values are based on, but are not limited to: future expected cash flow; comparative analysis with similar organizations within the industry; historical experience with customer relationship; current replacement costs for similar capacity for certain fixed assets; market assumptions for contractual obligations; settlement plans for litigation and contingencies; and appropriate discount rates and growth rates. The revaluation created a difference in the basis of accounting specifically for our property, equipment, software, all intangible assets and debt obligations. The change in basis of accounting is noted throughout this document, as applicable.
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
          We have two distinct marketing channels through which we generate revenue, the ID channel and the Direct channel. In our ID channel, the independent distributor is responsible for selling the advertising, collecting listings from agents/brokers and distributing publications in a specific geographic market. In our Direct channel, we sell the advertising, collect the listings from the agents/brokers, create and print the publications and distribute the publications.
          As of December 3, 2006, we had 1,079 employees, 567 of which were located at our corporate headquarters and production facility in Lawrenceville, Georgia, a suburb of Atlanta.
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
•	Sales volume of existing homes and months of supply of unsold homes – Indicators for the resale and new home market show that the market remains slow with the inventory of unsold homes standing at 7.3 months in November 2006. November sale of existing homes fell to a 6.28 million annual sales rate from an annual rate of 6.9 million in March 2006. The median price of an existing home sold in November dropped by 3.1% compared to November of the prior year. This was the first time on record that sales prices compared to a year ago have fallen for four straight months. Our business in The Real Estate Book has continued to grow, expanding at 8.5% in this period compared to prior year. This growth rate is down from the year-over year growth rates of 14.3% and 17.9% that we posted in the second and first quarters of fiscal 2007, respectively. Real estate is a local business with differing results. We publish The Real Estate Book in over 425 markets. We anticipate that the diversity of the markets served by our publications will insulate us from any one region bearing a significant risk to our financial results.

•	The market tightness index – The market tightness index in October 2006 stood at 70, a decrease from an index of 87 in October 2005. A reading above 50 indicates that markets are experiencing higher occupancy rates and higher rental rates. Overall, market conditions in the multi-family industry continued to improve in the third quarter of calendar 2006 including a slowdown in the level of condo conversions and an uptick in apartment stock.

•	Interest rates and the growth in consumer debt – The interest rate environment continues to look favorable and serves to attract home improvement consumers as indicated by the increase in consumer debt. Our home design and improvement magazines currently operate within ten regional markets in the United States and have continued to experience growth in advertising pages and editorial content.
Revenue
          The principal revenue earning activity of the Company is related to the sale of on-line and print advertising by both Independent Distributors (“ID’’) as well as direct sales to customers through Company-managed distribution territories. Independent Distributors are contracted to manage certain distribution territories on behalf of NCI. The Company maintains ownership of all magazines and distribution territories. Revenue recognition for print and online products are consistently applied within Company-managed and ID-managed distribution territories as described below. These revenue arrangements are typically sold as a bundled product to customers and include a print ad in a publication as well as online advertisement. The Company bills the customer a single negotiated price for both elements. In accordance with EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables, the Company separates its deliverables into units of accounting and allocates consideration to each unit based on relative fair values. The Company recognizes revenue for each unit of accounting in accordance with SEC Staff Accounting Bulletin Number 104, Revenue Recognition. Magazine subscriptions are recorded as deferred revenue when received and recognized as revenue over the term of the subscription.
Costs
          We categorize our operating expenses as cost of sales and selling, general and administrative expenses (“SG&A”). Cost of sales include all costs associated with our Georgia production facility, our outsourced printing (which are the costs we pay to third party printers to print books not printed in our Georgia production facility), our field sales operations, field distribution operations, online operations and bad debt. SG&A, include all corporate departments, corporate headquarters, and the management of the publications.
          Our operating expense base consists of almost 70% fixed costs. These expenses relate to our production facility in Georgia, our national distribution network and our sales management infrastructure. The remaining 30% of operating expenses are variable and relate to paper, ink, sales commissions, performance-based bonuses, bad debt and third party production expenses. Costs related to our workforce are the largest single expense item, accounting for almost 40% of our total expense base. The second largest expense item, which accounts for over 19% of our total expense base, is the costs associated with producing our publications. We expect to be able to continue to manage our expense growth to levels consistent with past years with the exception of paper expenses. We anticipate increases in our paper expense during the fiscal year 2007 due to ad page growth and the impact of our acquisitions.
Depreciation and Amortization
          Depreciation costs of computer, equipment and software relate primarily to the depreciation of our computer hardware and software developed for internal use or purchased, as well as property, plant and equipment. The depreciation and amortization of equipment and software associated with production is included in cost of sales. The amounts of depreciation and amortization expense included in cost of sales for the nine periods ended December 3, 2006 and December 4, 2005 were $7.5 million and $6.4 million, respectively. Depreciation and amortization expense related to nonproduction equipment and software is included in selling, general and administrative expenses. The amounts of depreciation and amortization expense included in selling, general and administrative expenses for the nine periods ended December 3, 2006 and December 4, 2005 were $2.7 million and $2.2 million, respectively. Depreciation for computer, equipment and software as well as property, plant and equipment is calculated on a straight-line basis over the expected useful life of the related asset class.
          Amortization costs relate to the amortization of intangible assets. Our two largest intangible assets are our independent distributor agreements and trademarks/trade names. The value and expected useful lives of our intangible assets were determined by an independent third party valuation specialist at the close of the acquisition completed on January 7, 2005. The valuation and lives of our larger intangible assets (trademarks, trade names, independent distributors and advertiser lists) were determined by identifying the remaining useful life of the components of each asset combined with a reasonable attrition rate and a reasonable expectation for increase in revenue by each component. Certain markets experience a lower attrition rate. This has contributed to intangible lives in excess of 15 years. Amortization is calculated on a straight-line basis over the expected useful life of the asset.
Interest Income and Interest Expense
          Interest income consists primarily of interest income earned on our cash balances. Interest expense consists of interest on outstanding indebtedness, interest on capital leases and the amortization of deferred financing costs.
Income Tax Expenses
          Income tax expense consists of current and deferred income taxes. The effective income tax rate for the three periods ended December 3, 2006 of 37.3% compares to an effective income tax rate of 31.1% for the three periods ended December 4, 2005. The effective income tax rate for the nine periods ended December 3, 2006 of 35.7% compares to an effective income tax rate of 34.7% for the nine periods ended December 4, 2005. The difference in effective income tax rates is due primarily to the impact of nondeductible expenses relative to the level of net income (loss) before taxes between the two periods. The Company has nondeductible expenses related to meals and entertainment and certain interest expenses related to senior subordinated debt. We are subject to taxation in the United States of America (for federal and state) and Canada.

Results of Operations
          The following table sets forth a summary of our operations and percentages of total revenue for the three periods ended December 3, 2006 and December 4, 2005 and the nine periods ended December 3, 2006 and December 4, 2005. These three key areas are: (i) resale and new sales; (ii) rental and leasing; and (iii) remodeling and home improvement. The resale and sales area includes TREB, New Home Finder, Unique Homes, and Enclave. Our rental/leasing area includes Apartment Finder, Mature Living Choices, and Black’s Guide. Our remodeling and home improvement area includes all of our home and design publications. The results of operations related to our discontinued operations (discussed in Note 5 of our condensed consolidated financial statements) have been omitted from the table below.

	Three Periods Ended				Nine periods Ended
	December 3, 2006		December 4, 2005		December 3, 2006		December 4, 2005
	Amount	%	Amount	%	Amount	%	Amount	%
Resale and new sales	$29,295	58.7%	$27,217	62.9%	$87,110	59.6%	$76,436	61.2%
Rental and leasing	15,105	30.2%	12,033	27.8%	41,654	28.5%	37,376	30.0%
Remodeling and home improvement	5,547	11.1%	4,037	9.3%	17,417	11.9%	11,026	8.8%

Total revenue	49,947	100.0%	43,287	100.0%	146,181	100.0%	124,838	100.0%

Cost and expenses:

Operating (including production depreciation and software amortization)	34,642	69.4%	30,777	71.1%	101,409	69.4%	86,318	69.1%

Selling, general and administrative (including non-production depreciation and software amortization)	6,551	13.1%	5,167	11.9%	19,609	13.4%	17,326	13.9%

Amortization of intangibles	3,590	7.2%	3,529	8.2%	10,588	7.2%	10,256	8.2%

Income from operations	$5,164	10.3%	$3,814	8.8%	$14,575	10.0%	$10,938	8.8%

     Three Periods Ended December 3, 2006 Compared to Three Periods Ended December 4, 2005
          Revenue. For the three periods ended December 3, 2006, total revenue was $49.9 million compared to $43.3 million for the three periods ended December 4, 2005. This was an increase of $6.6 million or 15.2%.
          TREB posted revenue of $23.0 million in the third quarter of fiscal year 2007 compared to $21.2 million during the same period in fiscal 2006 which was an increase of $1.8 million, or 8.5%. The TREB ID sales channel had revenue of $15.0 million compared to $13.7 million in fiscal year 2006, an increase of $1.3 million or 9.5%. The growth is primarily attributable to ad page growth both from our long established markets as well as from the new markets that we have expanded to during the last three years. The TREB Direct sales channel had revenue growth of $0.4 million or 5.3% from $7.5 million in fiscal year 2006 to $7.9 million in fiscal year 2007. The growth was the product of more ad pages and the contribution of fully integrated acquisitions from fiscal 2005 and fiscal 2006. Unique Homes had revenue of $2.7 million in the third quarter of fiscal year 2007 compared to $2.8 million in the same period of fiscal year 2006, a decrease of $0.1 million or 3.6%. The decrease correlates with the decline in the turnover of luxury home sales.
          Apartment Finder revenue for the three periods ended December 3, 2006 was $13.2 million compared to $11.0 million during the same period in fiscal 2006, an increase of $2.2 million or 20%. We have been able to increase ad pages in the majority of our existing markets as the conditions in the multi-family housing industry have improved. We gained $1.5 million in revenue in the third quarter from our fiscal year 2007 acquisitions. Black’s Guide revenue decreased $0.1 million or 7.1% from $1.4 million in fiscal 2006 to $1.3 million in fiscal year 2007 due to competitive pressures.
          Our remodeling and home improvement area produced revenue of $5.5 million in the three periods ended December 3, 2006 compared to $4.0 million during the same period in fiscal 2006, an increase of $1.5 million or 37.5%. The increase is attributable to a full quarter of revenue during 2007, generated by our homes and lifestyle magazines acquired during fiscal 2006 and fiscal 2007. Our existing publications in this area are: Kansas City Homes & Gardens, Accent Home & Garden, At Home In Arkansas, Relocating in Las Vegas, regional Home Improvement magazines, and the Homes & Lifestyles magazines.
          Cost of sales. Cost of sales for the three periods ended December 3, 2006 was $32.1 million, an increase of $3.5 million, or 12.2%, from $28.6 million during the same period in fiscal 2006. Labor expense, which is our largest cost component, was $14.5 million in the three periods ended December 3, 2006 compared to $13.0 million during the same period in fiscal 2006, an increase of $1.5 million, or 11.5%. A significant driver of labor expense growth was the impact of new employees added through our fiscal year 2006 and fiscal year 2007 acquisitions. The total year-over-year non-commission labor expense growth from the acquisitions was $0.8 million. Total commission and bonus expense increased by $0.4 million or 17.4% from $2.3 million in fiscal year 2006 to $2.7 million in fiscal year 2007 due to our revenue and EBITDA growth. Paper expense for the three periods ended December 3, 2006 was $4.7 million compared to $4.4 million for the same period of the prior year, an increase of $0.3 million or 6.8%. The increase was the result of increased paper usage due to ad page growth and the impact of our acquisitions. Our outsource printer expense for the current quarter was $0.9 million, an increase of $0.5 million or 125% from the fiscal 2006 expense of $0.4 million. Our use of third party printers increased due to growth in the number of our remodeling and home improvement publications which are not printed in our Lawrenceville facility. Distribution expense increased in the current fiscal quarter by approximately $0.9 million compared to the same period in the prior year. The increase was the result of establishing distribution operations in our start-up and acquisition markets as well as continuing to expand the number of distribution points in our existing markets. The expense of our online operations increased by $0.4 million or 50% from $0.8 million in the fiscal 2006 quarter to $1.2 million in the current quarter. The majority of the increase came from increased online distribution and marketing expense.
          Production depreciation and software amortization expense. Production depreciation and amortization expense in the three periods ended December 3, 2006 was $2.6 million. This was an increase of $0.4 million, or 18.2%, compared to an expense of $2.2 million for the three periods ended December 4, 2005. The increase is due to our capital investment of over $6.1 million during the past 12 months to support our growth and new markets.
          Selling, general and administrative expenses (“SG&A”). SG&A expenses for the three periods ended December 3, 2006 were $5.6 million, which was an increase of $1.2 million or 27.3% compared to expenses of $4.4 million during the same period in fiscal 2006. The increase reflects spending for integration costs and rent expense related to our fiscal 2007 acquisitions. Labor and related expenses in the three periods ended December 3, 2006 was $3.1 million, an increase of $0.3 million, or 10.7%, from $2.8 million during the same period in fiscal 2006. The Company has also increased expenditures for advertising and marketing as we continue to expand our presence in the marketplace.
          Non-production depreciation and software amortization expense. There was an increase in depreciation expense of $0.1 million or 12.5% from $0.8 million in fiscal year 2006 to $0.9 million in fiscal year 2007. This increase was the result of the asset investments during the last 12 months.
          Amortization of intangibles. Amortization expense was $3.6 million in the three periods ended December 3, 2006, compared to $3.5 million for the three periods ended December 4, 2005. The increase in amortization expense was related to the amortizable intangible assets of $16.7 million acquired in connection with our acquisitions of the Atlanta Home Improvement, At Home In Arkansas, Relocating In Las Vegas, Kansas City New Homes Journal, The Apartment Community Guide, Pittsburgh Apartment Source, Dallas Home Improvement, Accent Homes and Garden and The Original Apartment Magazine.
          Net interest expense. Net interest expense for the three periods ended December 3, 2006 was $6.7 million, a decrease of $4.3 million, or 39.1% compared to the net interest expense of $11.0 million during the same period in fiscal 2006. Interest expense in fiscal 2006 included the write-off of $6.3 million of deferred financing costs in conjunction with our November 30, 2005 refinancing.
          Net income. Due to the factors set forth above, we reported a net loss of $1.0 million during the three periods ended December 3, 2006, compared to a net loss of $4.9 million during the same period in fiscal 2006.
     Nine Periods Ended December 3, 2006 Compared to Nine Periods Ended December 4, 2005
          Revenue. For the nine periods ended December 3, 2006, total revenue was $146.2 million compared to $124.8 million for the nine periods ended December 4, 2005. This was an increase of $21.4 million or 17.1%.
          TREB posted revenue of $70.7 million during the nine periods ended December 3, 2006 compared to $62.4 million during the same period in the prior year which was an increase of $8.3 million, or 13.3%. The TREB ID sales channel had revenue of $46.4 million compared to $40.4 million in fiscal year 2006, an increase of $6.0 million or 14.9%. The growth is primarily attributable to ad page growth both from our long established markets as well as from the new markets that we have expanded to during the last three years. The TREB Direct sales channel had revenue growth of $2.2 million or 10.0% from $22.0 million in fiscal year 2006 to $24.2 million in fiscal year 2007. The growth was the product of more ad pages and the contribution of fully integrated acquisitions from fiscal 2005 and fiscal 2006. Unique Homes experienced a revenue decline of $0.1 million or 1.5% from $6.8 million during the nine periods ended December 4, 2005 to $6.7 million during the same periods ended December 3, 2006 as the luxury home market experienced a decline in turnover.
          Apartment Finder revenue for the nine periods ended December 3, 2006 was $36.1 million compared to $32.0 million during the same period in fiscal 2006, an increase of $4.1 million or 12.8%. Despite a challenging apartment rental market for much of the year, we have been able to increase ad pages in the majority of our markets. We also gained $1.7 million in revenue in the first three quarters from our fiscal year 2007 acquisitions. Black’s Guide revenue decreased $0.4 million or 10.3% from $3.9 million in fiscal 2006 to $3.5 million in fiscal year 2007 due to competitive pressures.
          Our remodeling and home improvement area produced revenue of $17.4 million in the nine periods ended December 3, 2006 compared to $11.0 million during the same period in fiscal 2006, an increase of $6.4 million or 58.2%. The increase is attributable to the continued maturity of the magazines along with a full nine periods of revenue during 2007, from magazines acquired throughout fiscal 2006. Our existing publications in this area are: Kansas City Homes & Gardens, Accent Home & Garden, At Home In Arkansas, Relocating in Las Vegas, regional Home Improvement magazines, and the Homes & Lifestyles magazines.
          Cost of sales. Cost of sales for the nine periods ended December 3, 2006 was $93.9 million, an increase of $14.0 million, or 17.5%, from $79.9 million during the same period in fiscal 2006. Labor expense, which is our largest cost component, was $42.8 million in the nine periods ended December 3, 2006 compared to $37.3 million during the same period in fiscal 2006, an increase of $5.5 million, or 14.7%. A significant driver of labor expense growth was the impact of new employees added through our fiscal year 2006 and fiscal year 2007 acquisitions. The total year-over-year non-commission labor expense growth from the acquisitions was $2.0 million. Total commission and bonus expense increased by $1.6 million or 25.0% from $6.4 million in fiscal year 2006 to $8.0 million in fiscal year 2007 due to our revenue and EBITDA growth. Paper expense for the nine periods ended December 3, 2006 was $14.2 million compared to $12.4 million for the same period of the prior year, an increase of $1.8 million or 14.5% from the prior year. The increase was the result of increased internal paper usage due to ad page growth and the impact of our acquisitions and a shift in paper purchase volume whereby we procure paper and supply it to our outside print partners. Our spend with third party printers increased from $1.6 million in fiscal 2006 to $2.3 million in fiscal 2007. The increase of $0.7 million or 43.8% was the result of the growth in our remodeling and home improvement publications for which we outsource the printing. Our publication distribution expense increased during the nine periods of fiscal 2007 by approximately $2.4 million compared to the same period in the prior year. The increase was the result of establishing distribution operations in our start-up and acquisition markets as well as continuing to expand the number of distribution points in our existing markets. We also increased our spend on online operations from $2.2 million in fiscal 2006 to $2.9 million in fiscal 2007, an increase of $0.7 million or 31.8%.

          Production depreciation and software amortization expense. Production depreciation and amortization expense in the nine periods ended December 3, 2006 was $7.5 million. This was an increase of $1.1 million, or 17.2%, compared to an expense of $6.4 million for the nine periods ended December 4, 2005. The increase is due to our investment of over $6.1 million during the past 12 months to support our growth and new markets.
          Selling, general and administrative expenses (“SG&A”). SG&A expenses for the nine periods ended December 3, 2006 were $17.0 million, which was an increase of $1.9 million or 12.6% compared to expenses of $15.1 million during the same period in fiscal 2006. The increase also reflects spending for integration costs and rent expense related to our fiscal 2007 acquisitions. Labor and related expenses in the nine periods ended December 3, 2006 was $9.9 million, an increase of $0.4 million, or 4.2%, from $9.5 million during the same period in fiscal 2006. The Company has also increased expenditures for advertising and marketing as we continue to expand our presence in the marketplace.
          Non-production depreciation and software amortization expense. There was an increase in depreciation expense of $0.5 million or 22.7% from $2.2 million in fiscal year 2006 to $2.7 million in fiscal year 2007. This increase was the result of the asset investments during the last 12 months.
          Amortization of intangibles. Amortization expense was $10.6 million in the nine periods ended December 3, 2006, an increase of $0.3 million or 2.9%, from $10.3 million during the same period in fiscal 2006. The increase in amortization expense was related to the amortizable intangible assets of $16.7 million acquired in connection with our acquisitions of the Atlanta Home Improvement, At Home In Arkansas, Relocating In Las Vegas, Kansas City New Homes Journal, The Apartment Community Guide, Pittsburgh Apartment Source, Dallas Home Improvement, Accent Homes and Garden and The Original Apartment Magazine.
          Net interest expense. Net interest expense for the nine periods ended December 3, 2006 was $19.6 million, a decrease of $0.2 million, or 1.0% compared to the net interest expense of $19.8 million during the same period in fiscal 2006. Interest expense in the nine periods ended December 4, 2005 included the write-off of $6.3 million of deferred financing costs in conjunction with our November 30, 2005 refinancing. Excluding the write-offs, interest expense increased in fiscal 2007 as our level of senior and subordinated debt was approximately $29 million higher than the debt base during the same period in fiscal 2006.
          Discontinued operations. The Company reported income before taxes of $0.015 million from its discontinued operations during the nine periods ended December 3, 2006 compared to income before taxes of $0.006 million during the same period of the prior year. The sale of the magazine during the nine periods ended July 28, 2006 resulted in a write-down of $0.21 million, net of income tax benefit of $0.08 million, included in the loss on sale.
          Net income. Due to the factors set forth above, we reported a net loss of $3.4 million during the nine periods ended December 3, 2006, compared to a net loss of $5.8 million during the same period in fiscal 2006.
Liquidity and Capital Resources
          Historically, our primary source of liquidity has been cash flow from operations. We also have the ability to incur indebtedness under our senior secured revolving credit facility.
          Cash. At the end of fiscal 2006, our cash on hand was $16.4 million. As of December 3, 2006, our cash on hand was $3.1 million compared to $8.3 million at December 4, 2005.

          The following table summarizes our net (decrease) /increase in cash and cash equivalents:

	Nine periods Ended	Nine periods Ended
	December 3, 2006	December 4, 2005
	(in thousands)
Net cash provided by operating activities	$5,792	$10,961
Net cash used in investing activities	(24,933)	(34,018)
Net cash provided by financing activities	5,867	27,249

Net (decrease) / increase in cash & cash equivalents	(13,274)	4,192
Cash at beginning of period	16,418	4,091

Cash at end of period	$3,144	$8,283

          Our net cash provided by operating activities in the nine periods ended fiscal December 3, 2006 decreased by $5.2 million compared to the same period ended December 4, 2005. The decrease was primarily attributable to the interest payments related to our Senior Notes.
          During the nine periods ended December 3, 2006, net cash used by investing activities was $24.9 million, consisting primarily of $5.6 million for the purchase of property, equipment and software, and $19.4 million for acquisitions made during the first three quarters of fiscal 2007. During the nine periods ended December 4, 2005, net cash used in investing activities was $34.0 million, consisting of $2.4 million for the purchase of property, equipment and software and $31.6 million for acquisitions consummated during the first three quarters of fiscal 2006.
          For the nine periods ended December 3, 2006, the net cash provided by financing activities was $5.9 million versus a source of cash of $27.2 million for the nine periods ended December 4, 2005 which was principally due to proceeds obtained through the refinancing of our debt on November 30, 2005.
     Commitments
          In August 2005, the Company entered into a contract for the manufacture of a printing press. The new press is expected to be delivered in the fourth quarter of fiscal year 2007 and installed and operational by the second quarter of fiscal 2008. The total cost of the press, including installation, will be $5.2 million. The payments for the press will be made according to certain performance based milestones. Failure to meet the agreed-upon milestones could result in a termination of the contract. Title to the equipment will transfer to the Company upon delivery to its Lawrenceville facility. The Company made four contract payments during fiscal 2006 and fiscal 2007 totaling $3.2 million. The remaining balance of $2.0 million will be paid during fiscal 2007.
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
          The loan agreement contains certain restrictive provisions which include, but are not limited to, requiring the Company to maintain certain financial ratios and limits upon the Company’s ability to incur additional indebtedness, make certain acquisitions or investments, sell assets or make other restricted payments, including dividends (as defined in the term loan credit agreement). As of December 3, 2006, the Company was in compliance with all debt covenant requirements.
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
          Our ability to make scheduled payments of principal, or to pay the interest or additional interest, if any, on, or to refinance our indebtedness, or to fund planned capital expenditures will depend on our future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Based upon the current level of operations, we believe that cash flow from operations and available cash, together with borrowings available under our new senior secured credit facilities, will be adequate to meet our future liquidity needs throughout fiscal 2007. Our assumptions with respect to future costs may not be correct, and funds available to us from the sources discussed above may not be sufficient to enable us to service our indebtedness, including the Senior Notes, or cover any shortfall in funding for any unanticipated expenses. In addition, to the extent we make future acquisitions, we may require new sources of funding including additional debt, equity financing or some combination thereof. We may not be able to secure additional sources of funding on favorable terms or not at all.
Critical Accounting Policies and Estimates
          The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reflected in the condensed consolidated financial statements and accompanying notes. We base our estimates on historical experience, where applicable and other assumptions that we believe are reasonable under the circumstances. Actual results may differ from those estimates under different assumptions or conditions.
Principles of Consolidation and Fiscal Year End
          We and our consolidated entities report on a 52-53 week accounting year. The condensed consolidated financial statements included elsewhere in this report include our financial statements and our wholly-owned subsidiaries for the three and nine periods ended December 3, 2006 and December 4, 2005, respectively and the year ended March 26, 2006. All significant intercompany balances and transactions have been eliminated in consolidation.

Revenue Recognition and Unearned Revenue
          The principal revenue earning activity of the Company is related to the sale of on-line and print advertising by both ID’s as well as direct sales to customers through the distribution territories managed by us. Independent Distributors are contracted to manage certain distribution territories on behalf of NCI. The Company maintains ownership of all magazines and distribution territories. Revenue recognition for print and online products are consistently applied within Company-managed and ID-managed distribution territories as described below. These revenue arrangements are typically sold as a bundled product to customers and include a print ad in a publication as well as online advertisement. The Company bills the customer a single negotiated price for both elements. In accordance with EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables, the Company separates its deliverables into units of accounting and allocates consideration to each unit based on relative fair values. The Company recognizes revenue for each unit of accounting in accordance with SEC Staff Accounting Bulletin Number 104, Revenue Recognition. Magazine subscriptions are recorded as deferred revenue when received and recognized as revenue over the term of the subscription.
     Print
     Print revenues are derived from sale of advertising pages in our publications. We sell a bundled product to our customers that includes print advertisement as well as a standard online advertisement. The customer can also purchase premium placement advertising pages such as front cover and back cover. Revenue for print advertisement sales, including the premium placement advertising pages, is recognized when the publications are delivered and available for consumer access.
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
Goodwill
     We have recorded goodwill for the excess of cost of GMH’s acquisition of NCI and other businesses over the amounts assigned to assets acquired and liabilities assumed. In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 142, Goodwill and Other Intangible Assets, we test goodwill for impairment at the end of the fiscal year, and will test for impairment between annual tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired. Impairment testing for goodwill is performed at a reporting unit level.
     An impairment loss would generally be recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit. The estimated fair value of a reporting unit is determined using various valuation techniques. We have not recognized any impairment of goodwill in the periods presented.
     Impairment of Long Lived Assets
     We assess the recoverability of long-lived assets in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, whenever adverse events or changes in circumstances indicate that impairment may have occurred. If the future, undiscounted cash flows expected to result from the use of the related assets are less than the carrying value of such assets, an impairment has been incurred and a loss is recognized to reduce the carrying value of the long-lived assets to fair value, which is determined by discounting estimated future cash flows.
     The Company has recognized an impairment loss in the nine periods ended December 3, 2006 resulting from the divestiture of Corporate Choices.
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
          The following table summarizes our financial commitments as of March 26, 2006:

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

NETWORK COMMUNICATIONS, INC. AND SUBSIDIARIES
PART I – FINANCIAL INFORMATION
Item 3. Quantitative and Qualitative Disclosures about Market Risk
          The principal market risk (i.e. the risk of loss arising from adverse changes in market rates and prices) to which we are exposed is fluctuation in interest rates on debt. We had no material foreign currency option contracts or any market risk contracts solely for trading purposes at March 26, 2006.
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
          The following table estimates the increase (or decrease) to cash flow from operations if interest rates were to fluctuate by 100 or 50 basis points, or BPS (where 100 basis points represents one percentage point), for a twelve-month period. The analysis is based on our variable rate debt, as of March 26, 2006, which consists of $50.0 million in term loans and a $35.0 million revolver. For purposes of this analysis, we have assumed that the revolver is fully drawn and we have not hedged any interest rate risk. The Senior Notes and our existing Senior Subordinated Notes have a fixed rate and, therefore, have been excluded from this analysis.

	Interest Rate		Interest Rate
	Decrease		Increase
	100 BPS	50 BPS	50 BPS	100 BPS
(Dollars in thousands)
Senior secured credit facilities	$850	$425	$(425)	$(850)
          Inflation
          Inflation had no material impact on our operations during fiscal 2005 and 2004. In fiscal 2006, we experienced increases in the cost of paper and fuel. During fiscal 2006, we absorbed an increase of almost 20% in our paper pricing, which equated to an increase of over $2.2 million in our annual paper expense. The increase in fuel prices impacts the amount we spend to run our fleet of trucks, the pricing from outside freight companies and the pricing from independent contractors in local markets that we use to distribute our publications. During fiscal 2006 we spent $0.8 million, $1.6 million and $4.0 million, respectively, on these functions. An increase of 10% in these costs due to higher fuel prices would result in an additional $0.6 million in annual operating costs.
          There have been no material changes to our Quantitative and Qualitative Disclosures about Market Risk since March 26, 2006.

NETWORK COMMUNICATIONS, INC. AND SUBSIDIARIES
PART I – FINANCIAL INFORMATION
Item 4. Controls and Procedures
          As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 3, 2006. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three and nine periods ended December 3, 2006 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

NETWORK COMMUNICATIONS, INC. AND SUBSIDIARIES
PART II – OTHER INFORMATION
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
          Court Square and its affiliates control us and have the power to elect a majority of the members of our board of directors, appoint new management and approve any action requiring the approval of the holders of GMH’s, our parent’s, membership interests, including approving acquisitions or sales of all or substantially all of our assets. Court Square and its affiliates beneficially own securities representing approximately 89% of our voting equity interests and, therefore, will have the ability to control decisions affecting our capital structure, including the issuance of additional capital stock, the implementation of stock repurchase programs and the declaration of dividends. The interests of our equity holders may not in all cases be aligned with the interests of the noteholders. If we encounter financial difficulties or we are unable to pay our debts as they mature, the interests of our equity holders might conflict with those of the holders of the Senior Notes. In that situation, for example, the holders of the Senior Notes might want us to raise additional equity from our equity holders or other investors to reduce our leverage and pay our debts, while our equity holders might not want to increase their investment in us or have their ownership diluted and instead choose to take other actions, such as selling our assets. Our equity holders may have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in their judgment, could enhance their equity investments, even though such transactions might involve risks to the holder of the Senior Notes. In addition, our equity holders may pursue acquisition opportunities through companies other than us, even if such opportunities may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 5. Other Information
None.
Item 6. Exhibits
(a) Exhibits

Number		Title
31.1		Certification of the Chairman and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of the Senior Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	*	Certification of Chairman and Chief Executive Officer pursuant to Title 18 of the United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	*	Certification of Senior Vice President and Chief Financial Officer pursuant to Title 18 of the United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	This exhibit is hereby furnished to the SEC as an accompanying document and is not to be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

SIGNATURE

Network Communications, Inc.

Date: January 17, 2006	By:	/s/ Daniel R. McCarthy

Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: January 17, 2006	By:	/s/ Gerard P. Parker

Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

NETWORK COMMUNICATIONS, INC. AND SUBSIDIARIES
PART II – OTHER INFORMATION
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