Form 10-K
period 2007-03-25
Network Communications, Inc.
filed 2007-06-08
CIK 1364727

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 25, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from          to
Commission File Number 333-134701
NETWORK COMMUNICATIONS, INC.
Formed under the laws of the State of Georgia
I.R.S. Employer Identification Number 58-1404355
2305 Newpoint Parkway, Lawrenceville, GA 30043
Telephone Number: (770) 962-7220
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated files” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes ☐ No ☑
None of the Registrant’s common stock is held by non-affiliates of the Registrant.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 25, 2007
Common Stock, $0.001 par value per share	100 shares

Part I
Item 1. Business
     Except as otherwise stated or required by the context, references in this document to “NCI,” “our company,” “we,” “us” and “our” refer to Network Communications, Inc. and its consolidated subsidiaries. References to “GMH” are to Gallarus Media Holdings, Inc., our parent. Each reference in this report to a fiscal year, “fiscal 2007” for example, refers to the fifty-two or fifty-three week accounting year ended on the last Sunday of March of such year and includes 13 four-week periods.
Overview
     We are one of the largest and most diversified publishers of information for the local real estate market in North America. Through our extensive proprietary network of online and print distribution points, we provide critical local information to consumers involved in buying, leasing and renovating a home. Our reader base selects our print and online publications almost exclusively for the extensive advertisements, and, as a result, we are able to provide high quality leads at an effective cost to our advertisers, which are comprised of agents, property management companies, new home builders and home renovation products and service providers.
     We were acquired by Citigroup Venture Capital Equity Partners, L.P. (“CVC”) on January 7, 2005. CVC is a private equity fund managed by Citigroup Venture Capital Ltd., one of the industry’s oldest private equity firms. Effective September 2006, CVC spun off from its former owner, Citigroup. The new entity has been renamed Court Square Capital Partners.
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
     We believe that our proprietary online and print distribution strategy gives us an advantage in reaching consumers at critical points in the purchase process. We distribute our printed publications through an extensive rack distribution network, comprised of high traffic locations in areas frequented by our target consumers. For those products targeting affluent consumers and businesses, we utilize sophisticated database management and customer acquisition tools in order to develop highly targeted direct mail distribution. We also distribute all of our content online to our advertisers. We maintain a proprietary online network (LivingChoices.com) which has over a million unique visitors each month. In addition, we distribute our content to more than ten online distribution partners, including RealEstate.com and BobVila.com, with a monthly reach of over 47 million online users. We believe our combined online and print distribution network, which is provided to advertisers at one all-inclusive cost, drives exceptional results for our advertisers.
     We have two marketing channels through which we generate revenue, the ID channel and the Direct channel. In our ID channel, the independent distributor is responsible for selling the advertising, collecting listings from agents/brokers and distributing publications in a specific geographic market. In our Direct channel, we sell the advertising, collect the listings from the agents/brokers, create and print the publications and distribute the publications. In fiscal 2007, the ID channel accounted for 34% of our revenue while the Direct channel accounted for 66%.
     We are dedicated to delivering the highest quality products to our advertisers and consumers. Substantially all of our products are printed in four-color on quality paper stock. In addition, we print primarily digest-sized magazines, which are easy to use and transport during a home search. Our vertical integration strategy, which includes printing approximately 93% of our publications in-house, allows for exceptional quality control and speed to market for the multitude of products we produce. We print the remaining 7% of our publications at third party commercial printers.
     We operate a highly efficient manufacturing and shipping network. At our corporate headquarters and production facility in Lawrenceville, GA, a suburb of Atlanta, we own and operate six Zirkon presses that are optimized to produce our digest-sized four-color publications. Through our fleet of nine trucks, we deliver our publications to over 650 targeted markets which may overlap geographically across the U.S. and Canada. The benefits of our vertical integration strategy include lower cost of production, higher quality control and faster time to market than our competitors.
Industry Overview
     We participate predominantly in the local advertising industry. In 2006, U.S. businesses spent more than $125.0 billion in local advertising outlets to market products and services. Spending on local advertising is divided between display advertising in newspapers, radio, TV, and classified advertising in newspapers, yellow pages and classified-only publications. Classified advertising has traditionally been the most stable and profitable segment of the local advertising industry and our TREB and Apartment Finder brands operate exclusively in the classified advertising segment.
     Classified-only publications were initially developed in the early 1950s by entrepreneurs who had identified a need for a low-cost advertising medium to help sell used vehicles and household goods. In the 1960s, entrepreneurs began launching free distribution real estate magazines with photographs of homes for sale, and free apartment guides soon followed. In the 1970s, due to the growing popularity of photo advertising, guides were launched in rapidly increasing numbers creating a lucrative, low capital, high growth industry in which revenues are generated through advertising and/or circulation.
     In the past five years, consumers have been increasingly turning to the internet to search for products and services traditionally served by print classifieds. A number of internet-only companies have developed to satisfy this consumer interest.
     The majority of products sold through classified advertising, such as real estate, are sold locally. A potential seller will, therefore, typically focus on a local or regional customer base and select one or two of the following media in which to advertise: classified-only publications; traditional newspapers; local television and radio; websites; or internet-only applications. The majority of local sellers choose newspapers and classified publications. Increasingly, they are experimenting with internet-only applications.
Competition
     We are a leading local media company focused primarily on the U.S. housing guide market. The local print advertising marketplace is dominated by three categories of publishers: newspapers, yellow pages and free guides. Real estate is an important component of the newspaper and free guides sectors.
     Our vast proprietary distribution network allows us to distribute our guides more effectively and widely than any competitive publisher. In addition, our vertically integrated production process allows us to be a low-cost producer of guides, creating a lower cost per lead and, as a result, offer greater value to our advertisers than other comparable marketing channels. Management believes that newspaper listings, on average, cost more per lead, and that we produce leads at a lower cost than our more direct competition due to the fact that we have an advanced business model, incorporating low fixed cost distribution and high product quality. Our largest competitor in the resale home market is the local newspaper. We have a significant competitive advantage against local newspapers as our advertising is less costly to real estate brokers, more targeted in distribution, and provides more information and color photos of homes for sale.
     We also compete against other free guides in local markets. We believe that we have a competitive advantage over such other free guides because we have achieved significant economics of scale in infrastructure and database of listings.
Print Competition
     We are one of the substantial publishers of print guides for apartments, new homes and resale homes. Our three main competitors in the print guides market are Dominion Enterprises, Primedia Consumer Source and Endurance Business Media.

     TREB’s competitive strength is a result of its high quality product offering and its sales personnel, coupled with its superior distribution network. Management further believes that Apartment Finder is the number one or number two publication in approximately 80% of the markets in which it competes for the same competitive reasons as TREB. Our online distribution strategy and leadership further supports the competitive advantages exhibited by TREB and Apartment Finder.
     Dominion Enterprises
     Dominion Enterprises or “Dominion” is wholly-owned by Landmark Communications and has a stake in local guides for resale homes, apartments and parenting. Dominion’s brands include Harmon Homes (resale homes) and For Rent (apartment guides). Harmon Homes, which competes against TREB, is published in approximately 224 predominantly metropolitan markets in the United States. Dominion’s For Rent, which competes against Apartment Finder, is published in approximately 55 cities.
     Primedia Consumer Source
     Primedia Consumer Source’s Apartment Guide, which competes against Apartment Finder, is published in approximately 77 predominantly metropolitan markets across the U.S. Consumer Source also publishes new home guides in 33 markets and auto guides in 13 markets. Consumer Source has no resale home titles.
     Endurance Business Media
     Based in Tallahassee, Endurance Business Media, or “Endurance,” produces Homes & Land Magazine (which competes with TREB) as well as the Rental Guide, Home Guide and Estates and Homes magazines.
     A major point of differentiation between us and our competitors in the print guide market is our distribution network. While the competition predominantly utilizes costly paid “big-box” retailer distribution (i.e., supermarkets and superstores) to distribute their publications, we utilize free “small-box” retail in order to do so. Further, we and our independent distributors cover a market with hundreds of distribution points, whereas Dominion and Consumer Source utilize fewer distribution points. Our free distribution strategy allows us to distribute more, higher quality, widely read magazines, thereby offering a greater value to advertisers. Management believes that this strategy affords it a meaningful competitive advantage over Dominion, Consumer Source and Endurance.
Online Competition
     Move.com
     Move.com provides online media and technology solutions to the home and real estate industries. Move.com’s operations are largely comprised of a collection of websites devoted exclusively to home and real estate-related content and commerce, offering visitors a convenient, one-stop source for property listings, virtual tours, resources, advice, decision support tools and photos.
     REALTOR.com®, Move.com’s flagship website and the official internet site of the National Association of REALTORS®, includes approximately two million existing homes for sale. Homebuilder.comtm, the official internet site of the National Association of Home Builderstm, provides a home buying guide detailing the advantages of purchasing a new home, advice on choosing a builder and related content. Rent Net.com tm offers information on apartment communities and provides apartment-hunting tips, moving checklists and neighborhood information. The site also offers users the opportunity to search for apartments close to a specific work address or university campus.
     Management believes that our Company is well positioned to participate in the projected rapid growth of web-based residential real estate advertising due to its multiple third party online partnerships and portfolio of rich online offerings under the LivingChoices.com umbrella. Currently, over 10 million unique visitors view 500 million listings annually at the real estate portal of LivingChoices.com. We believe that our websites complement our publications by connecting our advertisers with consumers actively seeking their next apartment or home.

Raw Materials
     Costs related to certain raw materials used in our printing process, including paper, ink and printing plates, have an effect on our liquidity. According to RISI’s Paper Trader, groundwood paper markets have experienced reduced demand, which is expected to continue as a result of lower catalog volume in response to the postal rate increase. This reduction in paper usage could be partially offset by a reduction in paper supply resulting from permanent mill closures. RISI expects prices for coated freesheets to rise in late summer due to the countervailing duty to be placed on paper from Korea, Indonesia and China.
     Paper expense accounted for approximately 10.7% of our operating expenses and 9.7% of revenue in fiscal 2007. We experienced an increase of approximately 5% in our paper pricing in fiscal 2007. We believe that we continue to be in a position to mitigate increased paper prices in the future for three main reasons. First, we continue to improve the efficiencies of our print operations, including reducing paper waste. Second, because we are a large and consistent buyer of paper, we negotiate directly with paper producers and are able to secure favorable terms. Third, we utilize “throw-away” rolls on our presses, which represent remnant inventory that is difficult for paper suppliers to market, thereby enabling us to secure such inventory at attractive prices.
     Ink expense accounted for 0.6% of our expenses and 0.6% of revenue in fiscal 2007. Due to increased energy costs that have increased the cost of ink production in general, we received a 3% increase in ink prices from our vendor. Our current contract with our ink vendor extends through April 1, 2009.
     Prices for printing plates, which are aluminum plates which capture the images that are transferred to our printing press, accounted for 0.3% of our expenses and 0.3% of revenue in fiscal 2007. We currently have a contract that satisfies our printing plate requirements through January 2009.
Business Strategy
Our principal business strategies include the following:
     Increase advertising volume in each local market through enhanced print and online products and services. The key driver of growth in our existing business is increasing the number of advertiser pages per book while simultaneously increasing the average revenue per advertiser page by consistently enhancing the value and offerings we deliver to the advertiser. We believe that our products offer a compelling ROI to our advertisers. We continuously seek to further enhance the ROI to our advertisers through continued investments in our distribution network and by further strengthening the branding of our products. In addition, we are making incremental investments in information technology to better track lead generation and enhance our customer sales and service.
     Expand through targeted product launches in North American markets. We have successfully implemented a strategic framework for product growth that aims to maximize revenue and cash flow generation. We believe that there are significant opportunities to expand into new geographic markets through our ID and Direct channels. Historically, the ID channel has been the primary growth channel for TREB, while our Direct channel is the preferred strategy for new market opportunities which require significant capital investment. During fiscal 2004 to fiscal 2006, we launched publications in 95 new markets through our ID and Direct channels. In fiscal 2007, we entered into 43 new markets through our ID and Direct channels.
     Continue to provide integrated print and online products to capture increased online activity. Our website, LivingChoices.com, complements the strength of our print publications by providing broad distribution of our database of real estate listings to the millions of consumers searching for homes online. With over 10 million unique visitors viewing 500 million listings annually, LivingChoices.com is a highly trafficked online destination for consumers searching for homes and apartments. In addition, we distribute our content to a broad range of websites, including RealEstate.com and BobVila.com. We aim to continuously expand and develop our web presence to further enhance the strength of our brands and to further improve the ROI for our advertiser base.
     Continue to selectively pursue strategic acquisitions. Our disciplined acquisition strategy is predominantly focused on sourcing and identifying potential acquisition targets in local markets where we are already present. This strategy allows us to build on our economies of scale. We plan to continue to selectively pursue acquisitions in the future in accordance with this strategy.

Our Markets and Publications
     We offer a wide range of publications targeted towards the following areas of the real estate market for both the luxury and mass consumers:
•	in the resale and new sales area, we offer, among other publications, TREB, New Home Finder; and Unique Homes;

•	in the rental and leasing area, which includes the residential, corporate, commercial real estate markets, we offer, among other publications, Apartment Finder and Black’s Guide; and

•	in the remodeling and home improvement area, we offer, among other publications, Atlanta Homes & Lifestyles, Colorado Homes & Lifestyles and Mountain Living, which are local home remodeling magazines for affluent homeowners.
     In the resale and new sales area, we focus on home buyers, real estate agents and new home developers; in the rental and leasing area, we target renters, property managers and property owners; and in the remodeling and home improvement area, we focus on home owners and providers of products and services intended to improve the value and quality of a home.
     The table below summarizes our main product portfolio:

	NCI’s Publications — Fiscal 2007
	Publishing
	Cycles Per	Circulation	Number of
Publication	Year	Per Cycle	Markets
The Real Estate Book	13	8,300,000	462
Apartment Finder	4/6	1,400,000	103
Unique Homes	6	80,000	1
Black’s Guide	2/4	35,000	9
New Home Finder/New Home Journal	4/6	240,000	10
Mature Living Choices/Senior Living Choices	2/4	350,000	23
Home & Design Publications	6-12	348,000	18
Enclave	4	180,000	5
Custom Publishing/Other	n/a	n/a	28
Resale and New Sales Area
     The resale and new sales real estate area is a broad and general category of real estate transactions within which our advertisers target niche consumers, investors or commercial entities with their real estate listings. Our main publications in this area are TREB, New Home Finder, Unique Homes and Enclave. In fiscal 2007, 2006 and 2005, the revenue generated from our publications in the resale and new sales area were 59.2%, 62.3% and 66.2%, respectively, of our total consolidated revenue in each year.
     The Real Estate Book
     The flagship brand for us for over 20 years, TREB is a market leader by volume and popularity among local real estate advertising publications in the United States. We believe that TREB, with a circulation of over eight million copies per issue, is the only free-to-the-public real estate publication whose circulation is independently audited and verified through BPA Worldwide, thus assuring value to the local advertiser. BPA Worldwide is a global industry resource that provides independent circulation audits for various media outlets, including magazines.
     TREB, by delivering “must-have” information to consumers with respect to the home-buying process (such as a wide selection, clear photographs, well-written copy and agent/broker information), ensures an audience of interested and qualified buyers. TREB’s distribution covers almost 70% of the population in the U.S., including almost every major metropolitan area. TREB has a geographically diverse revenue base. While Georgia, its home state, accounts for 10% of TREB’s 2007 revenue (resulting from our significant Direct channel operations in Georgia), the next largest state accounted for approximately 9% of our 2007 revenue. Such diversity is very important, as real estate market conditions tend to vary from market to market at various points in time.
     TREB also offers a comprehensive and user-friendly real estate website at TheRealEstateBook.com. Additionally, TREB is a major supplier of real estate listings to real estate sites such as LendingTree.com, RealEstate.com and others. TREB is published every four weeks, or 13 times per year, in each of its markets.
     New Home Finder/New Home Journal
     Published four or six times per year, New Home Finder and New Home Journal are housing guides for new construction. These comprehensive guides provide help in organizing and simplifying the new home search for homebuyers and offer new home marketers distinctive full-color advertising reach. The publications are distributed free-of-charge and available in Charlotte, Raleigh, Dallas/ Ft.Worth, Denver, Greenville/ Spartanburg, Indianapolis, Orlando, Kansas City and Nashville. The website is located at NewHomeFinder.net.
     Unique Homes
     We acquired Unique Homes in December 1998. For over 30 years, Unique Homes has featured luxurious real estate throughout the world. European castles, oceanfront contemporaries, world-class resort properties and luxurious hideaways are showcased in full-color pages in each issue. Unique Homes is a subscription- and newsstand-based publication. Unique Homes currently has over 15,000 paid subscribers and can also be purchased on the newsstand and in bookstores such as Barnes and Noble and Borders. Two-year subscriptions (12 issues) are currently priced at $46.97 and one-year subscriptions (6 issues) are currently priced at $24.97. Unique Homes is available on the Web at UniqueHomes.com.
     Enclave
     A locally-oriented spin-off of Unique Homes, this publication is published quarterly and distributed in select U.S. markets via direct mail. Enclave provides targeted local exposure for luxury properties.
Rental and Leasing Area
     In the real estate rental and leasing area, we offer Apartment Finder, Mature Living Choices and Black’s Guide, in which our advertisers target rental and leasing consumers and commercial entities. The revenue generated from the rental and leasing area was 29.0%, 28.9%, and 31.9% of our total consolidated revenue in fiscal 2007, 2006 and 2005, respectively.
     Apartment Finder
     Apartment Finder is the premier digest-size, full-color local rental community publication in North America. Apartment Finder is distributed in 103 markets with a circulation of approximately 4.2 million per quarter. Quality apartment homes, including locator maps and directions, are showcased in Apartment Finder in full color. Apartment Finder features long-term, short-term and corporate housing communities. Apartment Finder’s advertiser base is comprised primarily of property management companies. One of our key objectives has been to expand Apartment Finder into many primary major metropolitan markets, such as Denver, Orlando and Dallas by opening new books or acquiring existing publications. We have demonstrated the ability to successfully expand into these larger, more competitive apartment markets with our differentiated product format and quality, our extensive proprietary distribution strategy and our ability to offer our superior product at lower price points than our competitors. Apartment Finder is on the internet at ApartmentFinder.com.

     Black’s Guide
     Founded in 1978, Black’s Guide is a leading business-to-business commercial real estate print directory and website and the only comprehensive national print and online resource of its kind in the U.S., with 22 separate editions serving nine U.S. real estate markets. Advertisers use the guides to reach their target audience of commercial real estate professionals including brokers, developers, property managers, tenants and others. Its readers regard Black’s Guide as a source of information on office buildings, flex projects (joint office/industrial space) and industrial buildings. The more than 70,000 properties listed in Black’s Guide are each in excess of 15,000 square feet in size.
     The guides are a business-to-business advertising-supported medium that is a free circulation publication. More than 50,000 magazines are distributed free of charge, in addition to 500 guides that are sold for $225.00 each to commercial real estate professionals annually. All but two market editions are published semiannually. The Atlanta and South Florida guides are published quarterly. Black’s Guide also sells a number of ancillary products and services, including wall maps, reprints, creative services, bus tour books, brochures and other advertising vehicles to support the targeted advertiser. Black’s Guide has regional offices across the U.S. that serve its nine markets. The Black’s Guide website is located at BlacksGuide.com.
     Mature Living Choices
     Mature Living Choices is a free comprehensive mature living guide for the active senior citizen. A full-color directory, Mature Living Choices is published quarterly in 23 markets across North America. We believe that it is a leading guide to living options and support services for persons aged 55 years and beyond. Standard formats, including maps and directions, are designed with the senior in mind and make Mature Living Choices a user-friendly housing guide. Mature Living Choices can be found on the internet at MatureLivingChoices.com. Senior Living Choices is a free guide for assisted living communities and can be found on the internet at SeniorLivingChoices.com.
Remodeling and Home Improvement Area
     The remodeling market is a specific category of real estate transactions within which our advertisers target niche consumers with their various remodeling supply and service advertisements. We offer 16 local home design and home improvement publications in various regions in the United States, such as the Kansas City Homes & Gardens, Atlanta Homes & Lifestyles and Atlanta Home Improvement. Our revenue generated from this area was 11.8%, 8.8%, and 1.9% of our total consolidated revenue in fiscal 2007, 2006 and 2005, respectively.
     We made seven acquisitions since 2003 to establish a presence in the home design and home improvement real estate markets. Currently, we publish home and design magazines for the Kansas City, Atlanta, Colorado, Seattle, St. Louis, Arkansas, New Hampshire and Las Vegas markets. The publications provide advertisers, who are home furnishers, new homebuilders, home service companies or other similar persons, with a cost-effective medium to reach affluent homeowners and generate leads. The publications are distributed through subscriptions, newsstands and controlled direct mail. We also publish home improvement magazines in Atlanta, Dallas, Metro DC, Cincinnati, Raleigh, Long Beach and Clearwater that are distributed free through our rack distribution network.
Online Complementary Services
     Our website complements the strength of our print publications creating a highly effective multichannel advertising option for advertisers. Our strategy is to individually market the brand URLs for each of our publications. We are able to leverage our extensive database for the benefit of our online customers. We are also able to provide real time updates on listings which are efficiently distributed to viewers of our websites.
     We have joined forces with various major online companies, whose local information focus complements our local residential real estate content, and whose audience is composed of demographics very closely matching the target audience the real estate community desires to reach. We have contractual relationships with leading on-line portals such as LendingTree, Yahoo, New York Times and Wall Street Journal. The increased media exposure through joint advertising and public relation promotions with these search engines and e-commerce companies heightens awareness of our local print products. We are able to leverage our database for the benefit of all customers online. With over ten million unique visitors viewing 500 million listings annually, LivingChoices.com is a highly trafficked internet destination for consumers searching for homes and apartments, enhancing the branding of our products.
     We currently charge a single fee to advertisers for listing a property in our publications and on our websites. We also offer several upgraded advertising options for those advertisers looking to make more of an impact with visitors to the various publication websites. Included in these value-added options are enhanced realtor profiles, enhanced listing profiles and “featured property” placements.
     We have relationships with 24 online content distributors. Some relationships are exclusive, meaning the distributor has agreed to refrain from displaying listings from our print competitors. We pay eight of our online distributors a set fee based on volume of traffic delivered to our sites. Ten of our online partners share in the revenue from enhanced listings revenue directly proportionate to the leads traffic generated to the Company’s site from the partner site. The remaining content providers simply display our content without any monetary consideration or exclusive restrictions in exchange for being able to provide real estate content to their website visitors.
Business Development
     We completed the following acquisitions or launched the following products during fiscal 2007:
     On April 18, 2006, we acquired the publishing assets of Kansas City New Homes Journal from Communix Publishing. The magazine is a new home publication and adds a mid-western footprint to our New Home Finder magazine brand.
     On May 4, 2006, we acquired the publishing assets of The Apartment Community Guide, a multifamily publication and locator service serving the Brevard County, Florida, area (communities include: Melbourne, Palm Bay, Titusville, Merritt Island, Cape Canaveral). The acquired Apartment Community Guide was merged into an existing Apartment Finder magazine.
     On June 6, 2006, we acquired the publishing assets of Pittsburgh Apartment Source from Fairfax Publishing, Inc. The magazine is an apartment directory that serves the Pittsburgh area and is a quality complement to our Apartment Finder magazine brand.
     On June 26, 2006, we acquired the publishing assets of Dallas Home Improvement magazine from Design Guide Publishing, Ltd. The magazine provides editorial and advertising focused on the home design, home renovation and home improvement sectors in the greater Dallas market. Our focus on building a menu of home improvement titles has allowed us to enter markets that reflect a need for a design and home renovation guide.
     On June 29, 2006, we acquired the publishing assets of Accent Homes and Garden, a home and design magazine for Northern New England. The magazine provides an opportunity to enter the home improvement and design market in the New Hampshire area.
     On August 1, 2006, we launched Metro Washington Home Improvement. Published monthly, the new magazine provides homeowners in the metropolitan Washington, D.C. area with information on decorating, design, landscaping, home building, home repair and maintenance, ideas and products. Metro Washington Home Improvement provides quality marketing and lead generation programs to local and regional remodeling service and product advertisers.
     On September 29, 2006, we acquired the publishing assets of The Original Apartment Magazine. The four magazines are apartment directory publications serving the southern California market. This acquisition expands our multifamily presence into Southern California.
     On January 17, 2007, we acquired the publishing assets of Tucson Apartment Showcase, a leading multifamily publication and website serving the Tucson, AZ area. This acquisition represents continued growth for our multi-family division which is anchored by the Apartment Finder magazine brand, currently serving more than 100 markets across the United States.
     Subsequent to year end, on March 28, 2007, we acquired the publishing assets of New England Home magazine, the leading design and architecture publication serving New England. New England Home focuses on the luxury home market in New England. This acquisition allows us to make a more significant move into the New England states and to combine our national relationships with the business’ strong local relationships.

     On April 4, 2007, we acquired Relocating in St. Louis which has grown steadily since its launch in 2006. The quarterly publication provides readers with information they need about their new community and offers advertisers the opportunity to connect with new residents establishing a home in the St. Louis area. Additionally, we expect that Relocating in St. Louis will complement our sister title St. Louis Homes and Lifestyles, an established magazine offering readers solutions and inspiration on all aspects of home, life and style, as well as information on local products, services and real estate.
     On May 10, 2007, we acquired the Greater Jacksonville Apartment Guide, an apartment directory serving communities in and around the Jacksonville, Florida area.
Corporate Relocation Resource Center Complementary Services
     Our Corporate Relocation Resource Center serves the relocation industry with comprehensive housing information in the form of our portfolio of publications. This service complements all of our publications by directing consumers to the applicable publication that we offer with respect to their needs. Each month more than 1,700 companies, of the 2,900-plus registered, request and receive over 33,000 issues of our publications. We also provide a toll-free Moving Hotline which enables the consumer to order publications directly.
Direct and Independent Distributor Marketing Channels
     We have two marketing channels through which we generate revenue, the Direct channel and the ID channel. In fiscal 2007, the ID channel accounted for 34% of our revenue while the Direct channel accounted for 66%.
     Direct Channel
     In the Direct channel, we sell the advertising, collect the listings from the agents/brokers, create and print the publications and update the online listings. The Direct channel is staffed by our employees.
     ID Channel
     In the ID channel, our independent distributors sell the advertising, collect the listings from real estate agents and/or brokers, and create ID channel publications, which we then print and publish, for which we charge the independent distributors a contractual base advertising fee based upon the number of pages and copies published. We secure contracts with our independent distributors for a minimum of ten years which give them an exclusive license to sell and distribute one of our products for an agreed-upon territory. A typical independent distributor contract sets out the minimum requirements that an independent distributor has to meet, including minimum page and press run requirements. Failure to meet the established minimum requirements permits us to terminate the contract. The contract also contains standard noncompete clauses, prohibiting independent distributors from competing against us in certain markets.
Distribution Network
     We believe that our vast proprietary distribution network is a key competitive advantage. Our network allows us to distribute our publications more efficiently and widely than any print competitor. We distribute approximately ten million real estate books each month in an effort to saturate our markets and drive readership and, in turn, results for our advertisers.
     We own over 30,000 proprietary outdoor distribution boxes, which have a patented, bird house design. Additionally, we use individual distribution points in high-traffic locations including convenience stores, fast food outlets, nail and hair salons, restaurants and various other retail locations. This market saturation strategy has made TREB a leading free publication in North America.
     We enter into shorter term contracts with variable rates, which give us the flexibility to efficiently alter our distribution network to maximize readership. As such, management believes that our competition is unwilling and unable to distribute their products as broadly. Thus, our proprietary distribution strategy drives readership and, in turn, superior results for our advertisers.
     We continually seek to increase our distribution points through alternative distribution channels. Our online distribution strategy integrates our publications and brands through LivingChoices.com and other popular websites that enable all brands to receive exposure with each customer visit. It offers a simplified option for viewers to search and locate residential properties throughout North America. The websites generate traffic of more than ten million unique visitors who view in excess of 500 million properties annually. Additionally, approximately 28,000 publications per month are ordered on the Internet through our websites, and over 33,000 books per month are ordered through our Corporate Relocation Resource Center.
Intellectual Property
     We hold and maintain or have pending applications for numerous copyrights and trademarks in connection with our various publications. Each publication title is registered or pending registration either with the appropriate state agencies or United States Patent and Trademark Office U.S. Trademark registrations can be renewed every ten years. Our material trademarks are The Real Estate Book®, Unique Homes® and Apartment Findertm. These trademarks are important to our business because they are the titles of our most widely distributed publications. These and all of our brands enhance brand recognition among the target consumers for our advertisers. We have 44 trademarks in total. We also hold the design patents for the bird house design of our distribution boxes that we place in various retail and other sites for our publications. This patent expires August 29, 2009.
Employees
     As of March 25, 2007, we had 1,061 employees, approximately 560 of which were located at our leased corporate headquarters and production facility in Lawrenceville, Georgia. Our employees are allocated among our internal departments as follows: 383 in our sales department; 130 in our corporate department; 378 in our production facility; 42 in our distribution department; and 128 in our customer support department.
Environmental Matters
     Our printing operations are subject to environmental laws and regulations which govern, among other things, the use, storage and disposal of solid and hazardous wastes, the discharge of pollutants into the air, land and water, and the cleanup of contamination. Some of our operations require environmental permits and controls, and these permits are subject to modification, renewal and revocation by issuing authorities. We believe that our operations are currently in compliance with all environmental laws and permits, and do not expect current or future environmental costs to be material to our business or results of operations.
Foreign Operations
     Our only foreign country operation is in Canada, which generated approximately $3.2 million and $3.0 million, 1.6% and 1.7% of our total consolidated revenue in fiscal 2007 and fiscal 2006, respectively.
Available Information
     Our Internet address is www.nci.com. Our Internet address is included herein as an inactive textual reference only. The information contained on our website is not incorporated by reference herein and should not be considered part of this report. We file annual, quarterly and current reports, and other information with the Securities and Exchange Commission (“SEC”) and we make available free of charge most of our SEC filings through our Internet website as soon as reasonably practicable after filing with the SEC.
Forward Looking Statement
     Our disclosure and analysis in this document include some forward-looking statements. Forward-looking statements give our current expectations or forecasts of future events. All statements other than statements of current or historical fact contained in this document, including statements regarding our future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “estimate,” “expect,” “intend,” “may,” “plan,” “will” and similar expressions, as they relate to us, are intended to identify forward-looking statements.

     Our forward-looking statements speak only as of the date made. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
     Further, our business is subject to a number of general risks that would affect any forward-looking statements, including the risks discussed under “Item 1A. – Risk Factors”
Item 1A. Risk Factors
     Our business is subject to risk and uncertainties including, but not limited to the following specific risks.
We depend on individual agents in the residential market for existing home sales for substantially all of our revenues in TREB and any industry downturn and consequential decrease in real estate prices in the residential market for existing home sales could adversely impact our financial results.
     We generate a significant portion of all of our revenues from the residential real estate market, especially existing home sales, and thus depend on large real estate transaction volume and a stable supply of and demand for residential housing. The real estate market has been historically cyclical and is influenced by three key factors: interest rates, employment and consumer confidence. To the extent that interest rates rise significantly above their current levels, unemployment increases significantly or consumer confidence declines due to economic uncertainty or some other factors then the real estate market could decline and our business would be negatively impacted. Such economic downturn may adversely impact the relatively stable real estate advertising market.
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
     Another class of competitors that have a potentially significant distribution base are various websites that focus on real estate sales. Since the cost of entry into our business is relatively low, we may face increased competition from other publications, whether paper or online. In addition, our current and potential competitors may have greater financial, technical, operational and marketing resources. Competitive pressures may also force prices for our service to go down which may adversely affect us.
Any significant increase in paper, ink or printing plate costs would cause our expenses to increase significantly.
     Because of our print products, direct mail solicitations and product distributions, we incur substantial costs for paper, ink and printing plates, which are aluminum plates that capture the images that are transferred to our printing press. We do not currently use forward contracts to purchase paper and, therefore, we are not protected against fluctuations in paper prices. In addition, we currently have a contract that satisfies our ink requirements through April 2009. In any event, due to increased energy costs that have increased the cost of ink production in general, we expect at least a 5% increase in ink prices, regardless of the supplier. Finally, we currently have a contract that satisfies our printing plates requirements through January 2009. This contract was recently assigned to Eastman Kodak Company, or Kodak. Kodak is honoring this agreement and we believe we will be able to renew it in the future. However we cannot guarantee that we will be able to renew this agreement in the future. If we cannot renew our existing agreements and/or pass increased costs for paper, ink or printing plates through to our customers, our financial condition and results of operations could be adversely affected.
An economic downturn or unexpected macroeconomic event could adversely affect our advertising revenue, a substantial portion of which is derived from our free publications.
     Our customers typically reduce their marketing and advertising budgets during a general economic downturn or a recession in the United States. The longer a recession or economic downturn continues, the more likely it becomes that our customers may significantly reduce their marketing and advertising budgets. Any material decrease in our customers’ marketing and advertising budgets would likely reduce the demand for advertising in our publications and on our websites. Despite our efforts to diversify our publications, a substantial portion of our revenue is generated from the sale of advertising in our free publications, which include TREB and Apartment Finder. An unexpected event such as a terrorist attack, labor strike, natural catastrophe or general economic weakness can adversely affect the advertising demand for these publications and, in turn, could adversely impact our results of operations and financial condition.
Our success and growth depend to a significant degree upon the protection of our intellectual property rights.
     As a media company we have a significant intellectual property portfolio, especially copyrights and trademarks, and have allocated considerable resources toward intellectual property maintenance, prosecution and enforcement. For example, we hold and maintain or have pending applications for numerous copyrights and trademarks in connection with our various publications, such as TREB. We have

44 trademarks in total. We also hold the design patents for the bird house design of our distribution boxes that we place in various retail and other sites for our publications. In addition, we also continuously develop and create proprietary software to enhance our ability to effectively and efficiently update the listings in our online and print publications. For example, our advertising management system, or AMS, technology was developed by us to easily track new and updated listings. We may be unable to deter infringement or misappropriation of our data and other proprietary information, detect unauthorized use or take appropriate steps to enforce our intellectual property rights. Any unauthorized use of our intellectual property could make it more expensive for us to do business and consequently harm our business.
A loss of production capacity at our in-house printing facilities could adversely impact our results of operations and financial condition.
     We produce the vast majority of our products at our printing facilities located at our headquarters in Lawrenceville, Georgia. We generally house approximately a one-month supply of paper, six printing presses and other materials necessary to produce our publications at these facilities. To the extent that an unexpected event such as a fire, explosion or natural catastrophe occurs at our in-house printing facilities, we could experience significant delays in the production and delivery of our products to our customers. In addition, we may be forced to engage an independent third-party publisher to produce our publications at higher costs. The engagement of an independent third-party publisher would reduce our revenues and require an additional expenditure of capital by us and would negatively impact our margins. As a result, our results of operations and financial condition could be adversely impacted.
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
     We also employ approximately 383 people in our sales force and depend on their ability to generate advertising for our publications and websites. A significant loss of such sales force may adversely affect our revenue.
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
     The registration of our Senior Notes require that we begin evaluating our internal control systems to allow management to report on, and our independent registered public accounting firm to attest to, our internal control over financial reporting. We will be performing the system and process evaluation and testing (and any necessary remediation) required to comply with the management certification and auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002. We are required to comply with Section 404 by no later than March 28, 2008. However, we cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or the impact of the same on our operations. Furthermore, upon completion of this process, we may identify control deficiencies of varying degrees of severity under applicable SEC and Public Company Accounting Oversight Board rules and regulations. We will be required to report, among other things, control deficiencies that constitute a “material weakness” or changes in internal controls that, or are reasonably likely to, materially affect our internal control over financial reporting. A “material weakness” is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of our annual or interim financial statements will not be prevented or detected. If we fail to implement the requirements of Section 404 in a timely manner, we might be subject to sanctions or investigation by regulatory authorities such as the SEC, and if we fail to remedy any material weakness, our financial statements may be inaccurate, and could result in negative market reaction.
We are controlled by principal equity holders who will be able to make important decisions about our business and capital structure and their interests may differ from the interests of our noteholders.
     Court Square Capital Partners and its affiliates control us and have the power to elect a majority of the members of our Board of Directors, appoint new management and approve any action requiring the approval of the holders of GMH’s, our parent’s, membership interests, including approving acquisitions or sales of all or substantially all of our assets. Court Square Capital Partners and its affiliates will beneficially own securities representing approximately 89% of our voting equity interests and, therefore, will have the ability to control decisions affecting our capital structure, including the issuance of additional capital stock, the implementation of stock repurchase programs and the declaration of dividends. The interests of our equity holders may not in all cases be aligned with the interests of the noteholders. If we encounter financial difficulties or we are unable to pay our debts as they mature, the interests of our equity holders might conflict with those of the holders of the Notes. In that situation, for example, the holders of the Notes might want us to raise additional equity from our equity holders or other investors to reduce our leverage and pay our debts, while our equity holders might not want to increase their investment in us or have their ownership diluted and instead choose to take other actions, such as selling our assets. Our equity holders may have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in their judgment, could enhance their equity investments, even though such transactions might involve risks to you as a holder of the Notes. In addition, our equity holders may pursue acquisition opportunities through companies other than us, even if such opportunities may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us.

Item 1B. Unresolved Staff Comments
     None.
Item 2. Properties
     We do not own any real estate properties. Our principal leased properties are our corporate headquarters and production facility in Lawrenceville, Georgia and approximately 60 field offices located in the United States for our Direct channel publications.
Item 3. Legal Proceedings
     While there are no material pending legal proceedings to which we are a party, we are involved in various claims, legal actions and regulatory proceedings arising in the ordinary course of our business. In the opinion of our management, the resolution of these matters will not have a material adverse effect on our financial condition, results of operations or cash flows.
Item 4. Submission of Matters to a Vote of Security Holders
     None.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
     We are wholly-owned by Gallarus Media Holdings, Inc. (“GMH”), which is a wholly-owned subsidiary of GMH Holding Company (“GMHC”), a privately owned corporation. There is no public trading market for our equity securities or for those of GMH or GMHC. As of March 25, 2007, GMHC’s common shares are held by Court Square Capital Partners, certain members of management and other external investors. See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”
     We have not paid any dividends in fiscal 2006 and 2007. Our senior credit facility contains customary restrictions on our ability, GMHC’s ability and the ability of certain of our subsidiaries to declare or pay any dividends. The indenture governing our Senior Notes due 2013 and the notes issued by GMH to Citicorp Mezzanine III, L.P. contain customary terms restricting our ability and the ability of certain of our subsidiaries to declare or pay any dividends.
Item 6. Selected Financial Data
     The following table sets forth our selected historical consolidated financial data as of the dates and for the periods indicated. We derived the consolidated balance sheet data as of March 25, 2007 and March 26, 2006 and the consolidated statements of income and consolidated statements of cash flows data for the fiscal years ended March 25, 2007, March 26, 2006, the period January 7, 2005 to March 27, 2005 and the period March 29, 2004 to January 6, 2005, from the Consolidated Financial Statements included herein. We derived the consolidated balance sheet data as of March 27, 2005, March 28, 2004 and March 30, 2003 and the consolidated statements of income and consolidated statements of cash flows data for the year ended March 28, 2004 and for the period June 28, 2002 to March 30, 2003 from audited Consolidated Financial Statements. The data for the period from April 1, 2002 to June 27, 2002 have been derived from our unaudited consolidated financial statements. The period from June 28, 2002 to March 30, 2003 consisted of approximately 40 weeks. You should read the data presented below together with, and qualified by reference to, our consolidated financial statements and related notes and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” each of which is included herein. The results of operations shown below may not be indicative of future results.
     On January 7, 2005, we were acquired by CVC (now known as Court Square Capital Partners). For financial reporting purposes, the effective date of the acquisition was January 7, 2005 and our results of operations and cash flows presented in our consolidated financial statements have been separated as pre- January 7 and post-January 7 due to a change in basis of accounting in the underlying assets and liabilities.

We refer to our results prior to January 7, 2005 as results for the “Predecessor Company” and we refer to our results after January 7, 2005, as results for the “Successor Company”.

	Fiscal 2007	Fiscal 2006	Fiscal 2005		Fiscal 2004	Fiscal 2003
	Successor	Successor	Successor	Predecessor	Predecessor	Pre-Predecessor
			Period	Period
	Fiscal	Fiscal	from	from		Period	Period
	Year	Year	January 7,	March 29,	Fiscal	from June	from April
	Ended	Ended	2005 to	2004 to	Year	28, 2002 to	1, 2002 to
	March 25,	March 26,	March 27,	January 6,	Ended March	March	June 27,
	2007	2006	2005	2005	28, 2004	30, 2003	2002
	(Dollars in thousands)
Statement of Operations Data:
Revenue	$203,739	$176,522	$29,054	$109,748	$118,168	$77,852	$23,053
Cost of Sales (exclusive of production depreciation and software amortization expense shown separately below)	134,749	116,674	19,660	70,577	77,034	50,144	15,336
Production depreciation and software amortization	9,544	9,784	2,036	3,245	7,093	4,940	111

Gross profit	59,446	50,064	7,358	35,926	34,041	22,768	7,606
Selling, general & administrative expenses	22,640	20,234	4,107	13,989	15,853	12,074	7,987
Depreciation and software amortization	3,353	3,438	715	1,140	2,492	1,736	39
Amortization of intangibles	15,411	15,049	3,279	6,128	7,464	5,241	153

Operating income (loss)	18,042	11,343	(743)	14,669	8,232	3,717	(573)
Interest income (expense), net	(28,748)	(28,560)	(4,716)	(7,247)	(5,114)	(4,305)	6
Realized gain (loss) derivative	(7)	6	—	418	(220)	(688)	—
Other income (expense), net	55	5	109	42	112	(59)	10

Income (loss) from continuing operations before benefit from income taxes	(10,658)	(17,206)	(5,350)	7,882	3,010	(1,335)	(557)
Benefit (Provision) for income taxes	4,831	6,186	1,926	(3,203)	(1,161)	398	215

Net income (loss) from continuing operations	(5,827)	(11,020)	(3,424)	4,679	1,849	(937)	(342)
Income from discontinued operations, net of tax	9	19	21	(63)	(30)	36	12
Loss on disposal of discontinued operations, net of tax	(121)	—	—	—	—	—	—

Net income (loss)	$(5,939)	$(11,001)	$(3,403)	$4,616	$1,819	$(901)	$(330)

	Successor			Predecessor
	Fiscal Year
	2007	2006	2005	2004	2003
Balance Sheet Data (at end of period):
Cash and cash equivalents	$9,338	$16,418	$4,091	$2,534	$6,705
Total assets	508,550	515,246	481,314	213,940	205,214
Total debt and long-term obligations	262,324	252,345	211,891	85,966	77,825
Total stockholder’s equity	174,203	180,071	190,975	70,333	68,409
Other Financial Data:
Capital expenditures	7,144	5,085	6,117	4,837	2,385
Net cash provided by operating activities	17,645	22,069	20,182	11,556	11,034
Net cash used in investing activities	(30,297)	(36,821)	(263,795)	(23,027)	(147,741)
Net cash provided by financing activities	5,572	27,080	246,461	7,301	143,412

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following Management’s Discussion and Analysis of our Financial Condition and Results of Operations should be read in conjunction with the condensed consolidated financial statements and notes thereto included as part of this Form 10-K. This report contains forward-looking statements that are based upon current expectations. We sometimes identify forward-looking statements with such words as “may”, “will”, “expect”, “anticipate”, “estimate”, “seek”, “intend”, “believe” or similar words concerning future events. The forward-looking statements contained herein, include, without limitation, statements concerning future revenue sources and concentration, gross profit margins, selling, general and administrative expenses, capital resources, additional financings or borrowings and the effects of general industry and economic conditions; and are subject to risks and uncertainties including, but not limited to, those discussed below and elsewhere in this Form 10-K that could cause actual results to differ materially from the results contemplated by these forward-looking statements. We also urge you to carefully review the risk factors set forth in other documents we file from time to time with the SEC.
     On January 7, 2005, we were acquired by CVC. Effective September 2006, CVC spun off from its former owner, Citigroup. The new entity has been renamed Court Square Capital Partners. In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 141, our acquired assets and assumed liabilities were revalued to reflect fair value as of the date of the acquisition. In valuing acquired assets and assumed liabilities, fair values are based on, but are not limited to: future expected cash flow; comparative analysis with similar organizations within the industry; historical experience with customer relationships; current replacement cost for similar capacity for certain fixed assets; market assumptions for contractual obligations; settlement plans for litigation and contingencies; and appropriate discount rates and growth rates. The revaluation created a difference in the basis of accounting specifically for our property, equipment, software, all intangible assets and debt obligations. The change in basis of accounting is noted throughout this document, as applicable, to describe comparative analyses of depreciation expense, amortization expense and interest expense from the date of our acquisition by CVC through our current year end. For financial reporting purposes, the effective date of the acquisition was January 7, 2005 and our results of operations and cash flows presented in our consolidated financial statements have been separated as pre-January 7 and post-January 7 due to a change in basis of accounting in the underlying assets and liabilities. We refer to our results prior to January 7, 2005 as results for the “Predecessor Company” and we refer to our results after January 7, 2005, as results for the “Successor Company”. To facilitate comparison of financial results on a fiscal year-over-year basis, the financial results from March 29, 2004 to January 6, 2005 (“Predecessor”) have been combined with the financial results from January 7, 2005 to March 27, 2005 (“Successor”). The consolidated financial data for the combined fiscal year ended March 27, 2005 has been derived from the audited consolidated financial statements of our predecessor and the successor and has not been audited and does not comply with GAAP. The following discussion includes comparisons of our fiscal years ended March 25, 2007, March 26, 2006 and March 27, 2005 (combined as described above). Please refer to the consolidated financial statements presented elsewhere in this document for detail of the predecessor and successor financial results.
     We have 13 reporting periods in each fiscal year. The first, second and third quarters each contain three periods, or twelve weeks each, and the fourth quarter contains four periods, or sixteen weeks.
Overview of Operations
     We are one of the largest and most diversified publishers of information for the local real estate market in North America. Through our extensive proprietary network of online and print distribution points, we provide critical local information to consumers involved in buying, leasing and renovating a home. Our reader base selects our print and online publications almost exclusively for the extensive advertisements, and, as a result, we are able to provide high quality leads at an effective cost to our advertisers, which are comprised of agents, property management companies, new home builders and home renovation products and service providers. In fiscal 2007, we believe that we generated over ten million leads for our advertisers. For the fiscal year ended March 25, 2007, we generated revenue of $203.7 million and a net loss of $5.9 million. The loss was primarily attributable to the increase in interest expense and depreciation and amortization expense associated with our acquisition by CVC. We operate in over 650 targeted markets which may overlap geographically across the U.S. and Canada, and have a monthly print and online reach of over 13 million potential consumers seeking to buy, rent or renovate their homes. The predominant content in our publications is advertisements, and our two largest publications are 100% advertisement based. In the resale home market, our flagship brand, TREB, is the largest real estate advertising publication in North America. In the leasing market, we provide residential and commercial leasing listings, primarily through Apartment Finder and Black’s Guide. In the home improvement market, we are the largest publisher of local and regional design magazines for the luxury market, including Kansas City Homes & Gardens, Atlanta Homes & Lifestyles, Colorado Homes & Lifestyles and Mountain Living. We believe that our focus on the three largest and most diversified areas of the housing market insulates us from a downturn in any specific area.
     We distribute our printed publications through an extensive rack distribution network, comprised of high traffic locations in areas frequented by our target consumers. In addition, we maintain more than 30,000 uniquely shaped proprietary sidewalk distribution boxes. For those products targeting affluent consumers and businesses, we utilize sophisticated database management and customer acquisition tools in order to develop highly targeted direct mail distribution. We also distribute all of our content — including our database of more than 1.8 million homes and apartments — online to our advertisers. We maintain a proprietary online network (LivingChoices.com) which has over one million unique visitors each month. In addition, we distribute our content to more than ten online distribution partners, including RealEstate.com and BobVila.com with a monthly reach of over 47 million online users. We believe our combined online and print distribution network, which is provided to advertisers at one all-inclusive cost, drives exceptional results for our advertisers.
     We have two marketing channels through which we generate revenue, the ID channel and the Direct channel. In our ID channel, the independent distributor is responsible for selling the advertising, collecting listings from agents/brokers and distributing publications in a specific geographic market. In our Direct channel, we sell the advertising, collect the listings from the agents/brokers, create and print the publications and distribute the publications. In fiscal 2007, the ID channel accounted for 34% of our revenue while the Direct channel accounted for 66%.
     As of March 25, 2007, we had 1,061 employees, approximately 560 of which were located at our corporate headquarters and production facility in Lawrenceville, Georgia, a suburb of Atlanta.
     We believe the key drivers of financial performance are:
•	advertising volume;

•	expansion into other local real estate markets;

•	strong brand recognition; and

•	per unit cost to produce our publications.
Business Trends
     External real estate market conditions continue to change. Our management team focuses on several key indicators, which include annual sales volume of existing homes and the months of supply of unsold homes; the market tightness index compiled by the National Multi Housing Council and interest rates and the growth in consumer debt.
•	Sales volume of existing homes and months of supply of unsold homes – Indicators for the resale and new home market show that the market remains slow with the inventory of unsold homes standing at 7.4 months in March 2007. March 2007 sales of existing homes fell to a 6.1 million annual sales rate from an annual rate of 6.9 million in March 2006. The median price of an existing home sold in March 2007 was basically flat compared to March of the prior year. Our business in The Real Estate Book has slowed as revenue in the fourth quarter was basically flat compared to prior year. This growth rate is down from the year-over year growth rates of 8.5%, 14.3% and 17.9% that we posted in the third, second and first quarters of fiscal 2007, respectively. Real estate is a local business with differing results. We publish The Real Estate Book in over 425 markets. We anticipate that the diversity of the markets served by our publications will insulate us from any one region bearing a significant risk to our financial results.

•	The market tightness index – The market tightness index in April 2007 stood at 56, a decrease from an index of 83 in April 2006. A reading above 50 indicates that markets are experiencing higher occupancy rates and higher rental rates. Overall, market conditions in the multi-family industry remain positive as seventy-seven percent of market participants surveyed reported either lower vacancies and higher rents or the same condition as January 2007.

•	Interest rates and the growth in consumer debt – The interest rate environment remains favorable for consumers financing home improvement projects. The recent turmoil in the subprime mortgage market may impact the future availability of credit as lenders tighten standards for mortgages and home equity lines of credit. Our home design and improvement magazines currently operate within sixteen regional markets in the United States and have continued to experience growth in advertising pages and editorial content.
Revenue
     Our principal revenue earning activity is related to the sale of on-line and print advertising by both Independent Distributors (“ID’’) as well as direct sales to customers through Company-managed distribution territories. Independent Distributors are contracted to manage certain distribution territories on behalf of NCI. We maintain ownership of all magazines and distribution territories. Revenue recognition for print and online products are consistently applied within Company-managed and ID-managed distribution territories as described below. These revenue arrangements are typically sold as a bundled product to customers and include a print ad in a publication as well as online advertisement. We bill our customers a single negotiated price for both elements. In accordance with EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables, we separate our deliverables into units of accounting and allocate consideration to each unit based on relative fair values. We recognize revenue for each unit of accounting in accordance with SEC Staff Accounting Bulletin Number 104, Revenue Recognition. Magazine subscriptions are recorded as deferred revenue when received and recognized as revenue over the term of the subscription.
Costs
     Operating expenses include cost of sales; depreciation and amortization; and selling, general and administrative expenses (“SG&A”). Cost of sales include all costs associated with our Georgia production facility, our outsourced printing (which are the costs we pay to third party printers to print books not done in our Georgia production facility), our field sales operations, field distribution operations and online operations and bad debt. SG&A include all corporate departments, corporate headquarters, and the management of the publications.
     Our operating expense base consists of almost 70% fixed costs. These expenses relate to our production facility in Georgia, our national distribution network and our sales management infrastructure. The remaining 30% of operating expenses are variable and relate to paper, ink, sales commissions, performance-based bonuses, bad debt and third party production expenses. Costs related to our workforce are the largest single expense item, accounting for almost 43% of our total expense base. The second largest expense item, which accounts for over 19% of our total expense base, is the costs associated with producing our publications. We expect to be able to continue to manage our expense growth to levels consistent with past years.
Depreciation and Amortization
     Depreciation costs of computer, equipment and software relate primarily to the depreciation of our computer hardware and software developed for internal use or purchased, as well as property, plant and equipment. The depreciation and amortization of equipment and software associated with production is included in cost of sales. The amounts of depreciation and amortization expense included in cost of sales for the fiscal years ended March 25, 2007, March 26, 2006 and March 27, 2005 were $9.5 million, $9.8 million and $5.3 million, respectively. Depreciation and amortization expense related to nonproduction equipment and software is included in selling, general and administrative expenses. The amounts of depreciation and amortization expense included in selling, general and administrative expenses for the fiscal years ended March 25, 2007, March 26, 2006 and March 27, 2005 were $3.4 million, $3.4 million and $1.9 million, respectively. Depreciation for computer, equipment and software as well as property, plant and equipment is calculated on a straight-line basis over the expected useful life of the related asset class.
     Amortization costs relate to the amortization of intangible assets. Our two largest intangible assets are our independent distributor agreements and trademarks/trade names. The value and expected useful lives of our intangible assets were determined by an independent third party valuation specialist at the close of the acquisition by CVC completed on January 7, 2005. The valuation and lives of our larger intangible assets (trademarks, trade names, independent distributors and advertiser lists) were determined by identifying the remaining useful life of the components of each asset combined with a reasonable attrition rate and a reasonable expectation for increase in revenue by each component. Certain markets experience a lower attrition rate. This has contributed to intangible lives in excess of 15 years. Amortization is calculated on a straight-line basis over the expected useful life of the asset.
Interest Income and Interest Expense
     Interest income consists primarily of interest income earned on our cash balances. Interest expense consists of interest on outstanding indebtedness, interest on capital leases and the amortization of deferred financing costs.
Income Tax Expenses
     Income tax expense consists of current and deferred income taxes. The effective income tax rate for the fiscal year ended March 25, 2007 of 45.3% compares to an effective income tax rate of 36% for the fiscal year ended March 26, 2006. The difference in effective income tax rates is due primarily to the impact of nondeductible expenses relative to the level of net (loss) before taxes between the two periods. The Company has nondeductible expenses related to meals and entertainment and certain interest expenses related to senior subordinated debt. We are subject to taxation in the United States of America (for federal and state) and Canada.
Discontinued operations
     The Company reported income before taxes of $0.015 million from its discontinued operations for the fiscal year ended March 25, 2007 compared to income before taxes of $0.033 million for the fiscal year ended March 26, 2006. The sale of the Corporate Choices magazine during the fiscal year ended March 25, 2007 resulted in a write-down of $0.21 million, net of income tax benefit of $0.08 million, included in the loss on sale.
Results of Operations
     Comparison of Successor Year Ended March 25, 2007 to the Successor Year Ended March 26, 2006
     The following table sets forth a summary of our operations and its percentages of total revenue for the periods indicated (dollars in thousands). The results of operations related to our discontinued operations (discussed in Note 7 of our consolidated financial statements) have been omitted from the table below.

	Fiscal Year Ended
	March 25, 2007		March 26, 2006
	Amount	%	Amount	%
Resale and new sales	$120,579	59.2%	$109,978	62.3%
Rental and leasing	59,159	29.0%	51,053	28.9%
Remodeling and home improvement	24,001	11.8%	15,491	8.8%

Total revenue	203,739	100.0%	176,522	100.0%

Cost and expenses:
Operating (including production depreciation and software amortization)	144,293	70.8%	126,457	71.7%
Selling, general and administrative (including depreciation and software amortization)	25,993	12.8%	23,672	13.4%
Amortization of Intangibles	15,411	7.5%	15,049	8.5%

Income from operations	$18,042	8.9%	$11,344	6.4%

     Revenue. The following table sets forth our revenue (in thousands) for fiscal 2007 and 2006 from our three business areas. These three areas are: (i) resale and new sales; (ii) rental and leasing; and (iii) remodeling and home improvement. The resale and new sales area includes TREB, New Home Finder, Unique Homes, and Enclave. Our rental/leasing area includes Apartment Finder, Mature Living Choices, and Black’s Guide. Our remodeling and home improvement area includes all of our home & design and home improvement publications.

	Fiscal 2007	Fiscal 2006
Area
Resale and new sales	$120,579	$109,978
Rental and leasing	59,159	51,053
Remodeling and home improvement	24,001	15,491

Total Revenue	$203,739	$176,522

     For fiscal 2007, total revenue was $203.7 million, an increase of $27.2 million, or 15.4%, from $176.5 million in fiscal 2006. Our three areas of operation, resale and new sales, rental and leasing, and remodeling and home improvement, showed year-on-year revenue growth of 9.6%, 15.9% and 54.9%, respectively.
     Revenue from TREB accounted for $98.8 million, or 81.9%, of the resale and new sales area in fiscal 2007 compared to $90.8 million, or 82.6%, in fiscal 2006. The TREB revenue showed year-over-year growth of $8.0 million, or 8.8%. The growth was driven primarily by increased advertising page count and improvement in our yield per page. The ID channel accounted for $64.9 million, or 65.7%, of total TREB sales in fiscal 2007 compared to $58.9 million, or 64.9%, in fiscal 2006. The TREB direct sales channel generated $33.8 million, or 34.2%, of total TREB sales in fiscal 2007 compared to $31.9 million, or 35.1%, in fiscal 2006. The growth of the Direct channel in fiscal 2007 was the result of page volume growth, the opening of new markets. Likewise, the ID channel growth in fiscal 2007 was primarily due to page volume growth and the opening of new markets. A second key driver of the resale and new sales area was the performance of Unique Homes and Enclave which posted revenue of $10.0 million in fiscal 2007 compared to $10.1 million in fiscal 2006. New Home Finder posted revenue of $8.4 million in fiscal year 2007 compared to $5.9 million in fiscal year 2006. The growth of $2.5 million or 42.4% was due to advertising page growth, the launch of new markets and an acquisition which contributed $1.1 million in revenue.
     Apartment Finder accounted for $51.4 million, or 86.9%, of the revenue of the rental and leasing area in fiscal 2007 compared to $43.2 million or 84.6% in fiscal 2006. Apartment Finder posted year-over-year revenue growth of $8.2 million, or 19.0%. The growth was the result of growing the advertiser base in our existing publications, opening new markets and strategic acquisitions. Black’s Guide, which accounted for 8.3% of the revenue for the rental and leasing area in fiscal 2007, had revenue of $4.9 million, which was down from $5.6 million in fiscal 2006. The decline in Black’s Guide revenue reflects continued competitive pressures for advertising spend in the commercial real estate market.
     Revenue for our remodeling and home improvement area in fiscal 2007 was $24.0 million which was an increase of $8.5 million or 54.8% compared to fiscal 2006 revenue of $15.5 million. In fiscal 2006 we acquired the Homes and Lifestyle magazines which have become a consistent base within our remodeling and home improvement area. The acquisitions of the Homes and Lifestyle magazines, Atlanta Home Improvement, At Home in Arkansas and Relocating in Las Vegas that we completed in fiscal 2006 contributed $18.9 million of revenue in fiscal 2007 compared to $12.3 million in fiscal 2006. The acquisitions of Accent Magazine and Dallas Home Improvement that we completed in fiscal 2007 contributed $1.2 million of revenue in the same fiscal year.
     Cost of sales. Cost of sales for fiscal 2007 was $134.7 million, which represents an increase of $18.0 million, or 15.4%, compared to $116.7 million in fiscal 2006. Labor and related expenses were $61.9 million compared to $54.6 million in fiscal 2006. Labor related to our production facility in Georgia was $19.0 million compared to $18.3 million in fiscal 2006. The production labor grew in conjunction with the advertising page and book volume growth as well as the acquisitions that were made during fiscal 2006 and fiscal 2007. The expense for paper used in our production facility in fiscal 2007 and fiscal 2006 was $19.8 million and $18.1 million, respectively. Other costs of the production facility in fiscal 2007, excluding labor and paper, were $8.0 million compared to $6.9 million in fiscal 2006. Outside production expenses increased to $7.9 million in fiscal 2007 from $6.0 million in fiscal 2006. This increase was due to the acquisitions of the Homes and Lifestyle magazines, Atlanta Home Improvement, At Home in Arkansas, Relocating in Las Vegas, KC New Homes Journal, Dallas Home Improvement, Accent and Original Apartment Magazine. These magazines are printed externally due to their size and frequency.
     Production depreciation and software amortization expense. Production depreciation and amortization expense was $9.5 million in fiscal 2007, a decrease of $0.3 million, or 3.1%, from $9.8 million in fiscal 2006. The decline reflects software assets that were fully depreciated during fiscal 2007.
     Selling, general and administrative expenses. SG&A expenses were $22.6 million in fiscal 2007 compared to $20.2 million in fiscal 2006, an increase of $2.4 million, or 11.9%. Labor and related expenses were $13.0 million in fiscal 2007 and $11.8 million in fiscal 2006, an increase of $1.2 million, or 10.2%. The increase in labor related expenses was primarily attributable to acquisitions during fiscal 2006 and 2007. We also incurred increased expenditures for advertising and marketing as we continue to expand our presence in the marketplace.
     Non-production depreciation and software amortization expense. Depreciation expense and software amortization remained at $3.4 million in fiscal 2007 compared to fiscal 2006.
     Amortization of intangibles. Amortization expense for fiscal 2007 was $15.4 million, which was an increase of $0.4 million, or 2.7%, compared to $15.0 million in fiscal 2006. The increase in amortization expense was related to the amortizable intangible assets of $25.9 million acquired in connection with our acquisitions of the Atlanta Home Improvement, At Home In Arkansas, Relocating In Las Vegas, Kansas City New Homes Journal, The Apartment Community Guide, Pittsburgh Apartment Source, Dallas Home Improvement, Accent Homes and Garden, The Original Apartment Magazine and Apartment Showcase publications.
     Net interest expense. Net interest expense for fiscal 2007 was $28.7 million compared to $28.6 million in fiscal 2006.
     Net income. Due to the factors described above, we reported operating loss of $5.9 million in fiscal 2007, a decrease of $5.1 million from net loss of $11.0 million in fiscal 2006.
Comparison of the Successor Year Ended March 26, 2006 to the Successor period from January 7, 2005 to March 27, 2005 combined with the Predecessor Period from March 29, 2004 to January 6, 2005
     The following table sets forth a summary of our operations and its percentages of total revenue for the periods indicated (dollars in thousands).

	Fiscal Year Ended
	March 26, 2006		March 27, 2005
	Amount	%	Amount	%
Resale and new sales	$109,978	62.3%	$91,895	66.2%
Rental and leasing	51,053	28.9%	44,282	31.9%
Remodeling and home improvement	15,491	8.8%	2,625	1.9%

Total revenue	176,522	100.0%	138,802	100.0%

Cost and expenses:
Operating (including production depreciation and software amortization)	126,457	71.7%	95,519	68.8%
Selling, general and administrative	23,672	13.4%	19,952	14.4%
Amortization of Intangibles	15,049	8.5%	9,407	6.8%

Income from operations	$11,344	6.4%	$13,924	10.0%

     Revenue. The following table sets forth our revenue (in thousands) for fiscal 2006 and 2005 from our three business areas. These three areas are: (i) resale and new sales; (ii) rental and leasing; and (iii) remodeling and home improvement. The resale and sales area includes TREB, New Home Finder, Unique Homes, and Enclave. Our rental/leasing area includes Apartment Finder, Mature Living Choices, and Black’s Guide. Our remodeling and home improvement area includes all of our home & design publications.

	Fiscal 2006	Fiscal 2005
Area
Resale and new sales	$109,978	$91,895
Rental and leasing	51,053	44,282
Remodeling and home improvement	15,491	2,625

Total Revenue	$176,522	$138,802

     For fiscal 2006 total revenue was $176.5 million, an increase of $37.7 million, or 27.2%, from $138.8 million in fiscal 2005. Our three areas of operation, resale and new sales, rental and leasing, and remodeling and home improvement, showed year-on-year revenue growth of 19.7%, 15.3% and 490.1%, respectively. We consummated several acquisitions during fiscal 2005 that added publications to each of the areas and, therefore, fiscal 2006 represented the first full year of sales for these publications under our control. We also consummated five acquisitions in fiscal 2006 that contributed revenue that we did not have in fiscal 2005.
     Revenue from TREB accounted for $90.8 million, or 82.6%, of the resale and new sales area in fiscal 2006 compared to $77.6 million, or 84.4%, in fiscal 2005. The TREB revenue showed year-over-year growth of $13.2 million, or 17.0%. The growth was driven primarily by increased advertising page count, some improvement in our yield per page and the addition of $0.5 million from fiscal 2006 acquisitions. The ID channel accounted for $58.9 million, or 64.9%, of total TREB sales in fiscal 2006 compared to $49.7 million, or 64.0%, in fiscal 2005. The TREB direct sales channel generated $31.9 million, or 35.1%, of total TREB sales in fiscal 2006 compared to $27.9 million, or 36.0%, in fiscal 2005. The growth of the Direct channel in fiscal 2006 was the result of page volume growth, the opening of new markets and acquisitions. The ID channel growth in fiscal 2006 was primarily due to page volume growth and the opening of new markets. A second key driver of the resale and sale area was the performance of Unique Homes and Enclave which posted revenue of $10.1 million in fiscal 2006 compared to $8.7 million in fiscal 2005. This year-over-year growth of 16.1% was the result of gaining advertising pages from existing and new advertisers, the introduction of a special issue and growth in custom publishing. New Home Finder posted revenue of $5.9 million in fiscal 2006 compared to $2.7 million in the prior year. The growth of $3.2 million or 118.5% was due to gaining advertising pages, opening new markets and an acquisition.
     Apartment Finder accounted for $43.2 million, or 84.6%, of the revenue of the rental and leasing area in fiscal 2006 compared to $36.9 million or 83.3% in the prior year. Apartment Finder posted year-over-year revenue growth of $6.3 million, or 17.1%, in fiscal 2006. The growth was the result of growing the advertiser base in our existing publications and opening new markets. Black’s Guide, which accounted for 11.0% of the revenue for the rental and leasing area in fiscal 2006, had revenue of $5.6 million, which was down from $5.7 million in fiscal 2005. We attribute the decline in Black’s Guide revenue to sustained weakness in the commercial real estate market.
     Revenue for our remodeling and home improvement area in fiscal 2006 was $15.5 million which was an increase of $12.9 million or 496.2% compared to fiscal 2005 revenue of $2.6 million. In fiscal 2005, Kansas City Homes & Gardens was the only brand within our remodeling and home improvement area. Revenue for Kansas City Homes & Gardens for fiscal 2006 of $3.2 million was an increase of $0.6 million, or 23.1%, compared to fiscal 2005. The acquisitions of the Homes and Lifestyle magazines, Atlanta Home Improvement, At Home in Arkansas and Relocating in Las Vegas that we completed in fiscal 2006 contributed $12.3 million of revenue in the same fiscal year.
     Cost of sales. Cost of sales for fiscal 2006 was $116.7 million, which represented an increase of $26.5 million, or 29.4%, compared to $90.2 million in fiscal 2005. Labor and related expenses were $54.6 million compared to $45.9 million in fiscal 2005. Labor related to our production facility in Georgia was $18.3 million compared to $17.3 million in fiscal 2005. The production labor grew in conjunction with the advertising page and book volume growth as well as the acquisitions that were made during fiscal 2006. The expense for paper used in our production facility in fiscal 2006 and fiscal 2005 was $18.1 million and $11.0 million, respectively. Other costs of the production facility in fiscal 2006, excluding labor and paper, were $6.9 million compared to $5.8 million in fiscal 2005. Outside production expenses increased to $6.0 million in fiscal 2006 from $5.7 million in fiscal 2005. This increase was due to the acquisitions of the Homes and Lifestyle magazines, Atlanta Home Improvement, At Home in Arkansas and Relocating in Las Vegas. These magazines are printed externally due to their size and frequency.

     Production depreciation and software amortization expense. Production depreciation and amortization expense was $9.8 million in fiscal 2006, an increase of $4.5 million, or 84.9%, from $5.3 million in fiscal 2005. During fiscal 2005, the value of computer equipment and software was revalued upon the sale of our business on January 7, 2005. The new software valuations were scheduled to be depreciated over two years. As a result, the software depreciation of 2006 reflected a full year at the new valuation and only a partial year of depreciation expense at the new valuation during fiscal 2005.
     Selling, general and administrative expenses. SG&A expenses were $20.2 million in fiscal 2006 compared to $18.1 million in fiscal 2005, an increase of $2.1 million, or 11.6%. Labor and related expenses were $11.8 million in fiscal 2006 and $9.8 million in fiscal 2005, an increase of $2.0 million, or 20.4%. The increase in labor related expenses was primarily attributable to acquisitions during fiscal 2006, with the majority of the increase associated with the acquisition of the Home and Lifestyle magazines.
     Non-production depreciation and software amortization expense. Depreciation expense increased $1.5 million from $1.9 million in fiscal 2005 to $3.4 million in fiscal 2006. The increase reflects a full year of depreciation related to the revaluation of assets on January 7, 2005.
     Amortization of intangibles. Amortization expense for fiscal 2006 was $15.0 million, which was an increase of $5.6 million, or 59.6%, compared to $9.4 million in fiscal 2005. There were three reasons for the growth in amortization expense. The first was that we recorded $4.9 million of intangible assets related to the acquisitions made in fiscal 2005, and therefore fiscal 2006 was the first year that we recorded a full year of amortization expense. Second, we had amortization expense related to the $11.6 million in intangibles that we recorded related to our fiscal 2006 acquisitions. Third, our intangible assets were revalued from predecessor to successor as a result of the acquisition of our business by CVC.
     Net interest expense. Net interest expense for fiscal 2006 was $28.6 million compared to $12.0 million in fiscal 2005. The refinancing of our debt on November 30, 2005 contributed to the increase of interest expense. Additionally, the sale of our business to CVC in fiscal 2005 and the addition of $25.0 million in mezzanine debt to our capital structure added approximately $3.2 million to interest expense in fiscal 2006. Also as part of the Refinancing transaction, we wrote-off deferred financing costs of approximately $6.3 million.
     Net income. Due to the factors set forth above, we reported operating loss of $11.0 million in fiscal 2006, a decrease of $12.2 million from net income of $1.2 million in fiscal 2005.
Liquidity and Capital Resources
     The following table summarizes our net (decrease)/increase in cash and cash equivalents:

	Fiscal
	2007	2006	2005
Net cash provided by operating activities	$17,645	$22,069	$20,182
Net cash used in investing activities	(30,297)	(36,821)	(263,795)
Net cash provided by financing activities	5,572	27,079	246,461

Net (decrease) / increase in cash & cash equivalents	$(7,080)	$12,327	$2,848

     Overview. Historically, our primary source of liquidity has been cash flow from operations. We also have the ability to incur indebtedness under our senior secured revolving credit facility. At the end of fiscal 2007, our cash on hand was $9.3 million compared to $16.4 million and $4.1 million at the end of fiscal 2006 and 2005, respectively. Our working capital decreased $9.1 million due to a reduction in cash on hand of $7.1 million, a reduction in our income tax receivable balance at year end by $1.5 million, and a reduction in our unearned revenue balance of $5.0 million resulting from our fiscal period end dates and their timing related to our 2006 and 2007 invoicing schedule offset by an increase in accounts payable and the current portion of our long-term obligations. Additionally, our accounts receivable balance, at fiscal 2006 year end, increased by $5.0 million compared to fiscal 2005 in tandem with the increase recognized in the unearned revenue balance.
     Cash Flows From Operations. Cash provided by operating activities was $17.6 million at the end of fiscal 2007 and $22.1 million for fiscal 2006 year end.

Our change in operating assets and liabilities was a use of $1.2 million in cash for fiscal 2007 versus a source of $2.2 million for fiscal 2006. Our net cash provided by operating activities in fiscal 2006 increased by $1.9 million compared to fiscal 2005, due to our increased operating results generated by growth in our existing publications.
     Our working capital increased $20.6 million as of fiscal 2006 year end compared to fiscal 2005 year end. The increase is attributable to $12.3 million of additional cash on hand and a reduction of $12.0 million in current maturities of long-term debt; partially offset by an increase in our interest accrual. Our change in operating assets and liabilities was a source of $2.2 million in cash for fiscal 2006 versus a source of $1.2 million in cash in fiscal 2005 due mainly to interest payments that began on June 1, 2006 related to our New Senior Notes.
     Cash Flows From Investing Activities. Our principal cash investments are typically for purchases of property and equipment and for business acquisitions. In fiscal 2007, net cash used in investing activities was $30.3 million consisting of $7.1 million for the purchase of property, equipment and software and $23.2 million spent in acquiring magazines that proved to be an ideal fit within our business model and have contributed to our growth within the fiscal year. In fiscal 2006, net cash used by investing activities was $36.8 million, consisting of $5.1 million for the purchase of property, equipment and software and $31.7 million for acquisitions consummated during fiscal 2006. In fiscal 2005, net cash used by investing activities was $263.8 million, consisting of $6.1 million for the purchase of property, equipment and software, $14.4 million for the add-on acquisitions made during fiscal 2005 and the remainder related to CVC’s acquisition of the business in January 2005.
     Cash Flows From Financing Activities. Cash flows provided by financing activities were $5.6 million during fiscal 2007 compared to $27.1 million in fiscal 2006. The decrease was principally due to proceeds obtained and recorded in fiscal 2006 through the refinancing of our debt on November 30, 2005. During the third quarter of fiscal 2007, we borrowed $7.0 million under the revolving facility to fund our acquisitions. In May 2005, we executed an amendment to our loan agreement for an additional term loan facility of $30.0 million to fund the Weisner acquisition and to use for general corporate purposes. On November 30, 2005, we refinanced our existing capital structure through an offering of $175.0 million of senior notes and a senior credit term loan facility of $50.0 million. The senior notes were sold at a discount of $2.3 million. The proceeds from the Refinancing were used to repay the outstanding term loan balances of $168.8 million, a $10.0 million revolver, retire $30 million of senior subordinated debt and fund $9.0 million of debt issuance costs. The remaining proceeds contributed to our working capital balance.
     In fiscal 2005, the net cash provided by financing activities was $246.5 million which was principally due to our recapitalization in June 2004 and the sale of our business to CVC in January 2005. As part of the recapitalization, we entered into a $150.0 million amended senior term loan facility, using the proceeds to repay our existing term loans of approximately $84.2 million and issuing a dividend on June 24, 2004 to our shareholders of $61.6 million. In order to finance the acquisition by CVC, we entered into a senior term loan facility of $148.7 million, $147.4 million of which was used to repay the outstanding balances on our predecessor’s term loans. We also issued $55.0 million of senior subordinated notes and CVC and certain members of our management contributed $194.4 million in equity on January 7, 2005. We paid a total of $11.5 million in debt issuance costs and prepayment penalties in fiscal 2005 related to these transactions. We also borrowed $7.0 million on March 1, 2005 under our revolving credit facility to fund the acquisition of the assets of LWP in March 2005.
     Capital expenditures. In fiscal 2007, we had cash capital expenditures of $7.1 million, which were comprised of $3.2 million for a new printing press, $2.0 million for software, $1.0 million for distribution racks, $0.3 million for computer hardware and the remainder for machinery and equipment, furniture, and other assets.
     In fiscal 2006, we had cash capital expenditures of $5.1 million comprised mainly of $2.4 million for software development, $0.8 million for computer hardware, $0.7 million for distribution racks and $0.5 million for furniture and other assets.
     For fiscal 2005, cash capital expenditures were $6.1 million. The principal items were $1.3 million for the expansion of our physical plant to accommodate growth in our bindery operations, $0.9 million for new bindery equipment, $1.5 million for development of the Apartment Finder production system, the distribution management system and the website, and $0.6 million for distribution racks and fixtures.

     Refinancing
     We intend to fund ongoing operations through cash generated by operations and borrowings under our revolving credit facility.
     On November 30, 2005, the Company refinanced its capital structure. The objective of the refinancing was to provide the Company with a long-term capital structure that is consistent with its strategy and preserve acquisition flexibility. The refinancing was completed through an offering of $175.0 million of Senior Notes and a new senior secured credit facility comprised of a $50.0 million senior credit term loan facility maturing in 2012, a new revolving credit facility with an availability of $35.0 million maturing in 2010 and an additional $75.0 million in uncommitted incremental term loans. The proceeds of the refinancing were used to repay the outstanding balances under the previous term loans, the revolving facility and $30.0 million of the senior subordinated debt.
     The Notes and the guarantees are our and our future guarantors’ unsecured senior obligations. The Notes and the guarantees will rank:
•      equally in right of payment to all of our and our future guarantors’ existing and future senior indebtedness, including indebtedness under our new senior secured credit facilities;
•      senior in right of payment to all of our and our future guarantors’ existing and future subordinated indebtedness;
•      structurally junior to the existing and future indebtedness and other liabilities of any of our subsidiaries that is not a guarantor;
•      effectively junior in right of payment to all of our secured indebtedness to the extent of the value of the assets securing such indebtedness.
     We may redeem some or all of the Notes beginning on December 1, 2009 at the redemption prices listed below plus accrued and unpaid interest, if any, up to the date of redemption.
     Prior to December 1, 2009, the Notes are redeemable at our option at 100% of the principal amount plus a make-whole premium plus accrued and unpaid interest, if any, up to the date of redemption.
     In addition, on or prior to December 1, 2008, we may redeem up to 35% of the aggregate principal amount of the Notes with the net proceeds of certain equity offerings, at a redemption price equal to 110.75% of their principal amount, plus accrued and unpaid interest, if any, to the date of redemption.
     If we experience a change of control, we will be required to make an offer to repurchase the Notes at a price equal to 101% of their principal amount, plus accrued and unpaid interest and additional interest, if any, to the date of repurchase.
     Our Senior Notes will mature in 2013. Interest is payable semi-annually in arrears on June 1 and December 1. The Notes will be redeemable in the circumstances and at the redemption prices described in the indenture agreement. The indenture governing the notes and the senior secured term loan facility contains numerous covenants including, among other things, restrictions on our ability to incur or guarantee additional indebtedness or issue disqualified or preferred stock; pay dividends or make other equity distributions; repurchase or redeem capital stock; make investments or other restricted payments; sell assets or consolidate or merge with or into other companies; incur liens; enter into sale/leaseback transactions; create limitations on the ability of our restricted subsidiaries to make dividends or distributions to us; and engage in transactions with affiliates.
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
     Borrowings under our senior secured credit facilities bear interest, at our option, at either adjusted LIBOR plus an applicable margin or the alternate base rate plus an applicable margin. The applicable margin with respect to borrowings under our senior secured revolving credit facility is subject to adjustments based upon a leverage-based pricing grid. Our senior secured revolving credit facility requires us to meet maximum leverage ratios and minimum interest coverage ratios and will include a maximum capital expenditures limitation. In addition, the senior secured revolving credit facility contains certain restrictive covenants which, among other things, limit our ability to incur additional indebtedness, pay dividends, incur liens, prepay subordinated debt, make loans and investments, merge or consolidate, sell assets, change our business, amend the terms of our subordinated debt and engage in certain other activities customarily restricted in such agreements. It also contains certain customary events of defaults subject to grace periods as appropriate. We were in compliance with all debt covenants as of March 25, 2007.
     Future principal debt payments are expected to be paid out of cash flows from operations, borrowings under our revolving credit facility and the proceeds of future refinancing of our debt.
     Our ability to make scheduled payments of principal, or to pay the interest or additional interest, if any, on, or to refinance our indebtedness, or to fund planned capital expenditures will depend on our future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Based upon the current level of operations, we believe that cash flow from operations and available cash, together with borrowings available under our senior secured credit facilities, will be adequate to meet our future liquidity needs throughout fiscal 2008. Our assumptions with respect to future costs may not be correct, and funds available to us from the sources discussed above may not be sufficient to enable us to service our indebtedness, including the Notes, or cover any shortfall in funding for any unanticipated expenses. In addition, to the extent we make future acquisitions, we may require new sources of funding including additional debt, equity financing or some combination thereof. We may not be able to secure additional sources of funding on favorable terms or at all.
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

     Principles of Consolidation and Fiscal Year End
     We and our consolidated entities report on a 52-53 week accounting year. The consolidated financial statements included elsewhere in this prospectus include our financial statements and our wholly-owned subsidiaries for the fiscal year ended March 25, 2007 (Successor), the fiscal year ended March 26, 2006 (Successor), the period from January 7, 2005 to March 27, 2005 (Successor), and the period from March 29, 2004 to January 6, 2005 (Predecessor). Predecessor financials for the year are also included for comparative purposes. All significant intercompany balances and transactions have been eliminated in consolidation.
     Revenue Recognition
     Our principal revenue earning activity is related to the sale of online and print advertising by both independent distributors as well as direct sales to customers through the distribution territories managed by us. These revenue arrangements are typically sold as a bundled product to customers and include a print advertisement in a publication as well as an online advertisement. We bill the customer a single negotiated price for both elements. In accordance with Emerging Issues Task Force (“EITF”) 00-21, Accounting for Revenue Arrangements with Multiple Deliverables, we separate our deliverables into units of accounting and allocate consideration to each unit based on relative fair values. We recognize revenue for each unit of accounting in accordance with SEC Staff Accounting Bulletin No. 104, Revenue Recognition.
     Print
     Print revenues are derived from sale of advertising pages in our publications. We sell a bundled product to our customers that includes a print advertisement as well as a standard online advertisement. The customer can also purchase premium placement advertising pages such as front cover and back cover. Revenue for print advertisement sales, including the premium placement advertising pages, is recognized when the publications are delivered and available for consumer access.
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
     Unearned Revenue
     Our billings may occur one to four days prior to the shipment of the related publication and final upload of online advertising. At both interim and fiscal year end, we record unearned revenue to properly account for the timing differences and properly match revenue recognition to the proper period. We receive cash deposits from customers for certain publications prior to printing and upload of online advertising. These deposits are recorded as a liability and reflected accordingly in the consolidated financial statements. Subscriptions are recorded as unearned revenue when received and recognized as revenue over the term of the subscription.
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
     Impairment of Long Lived Assets
     We assess the recoverability of long-lived assets in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, whenever adverse events or changes in circumstances indicate that impairment may have occurred. If the future, undiscounted cash flows expected to result from the use of the related assets are less than the carrying value of such assets, an impairment has been incurred and a loss is recognized to reduce the carrying value of the long-lived assets to fair value, which is determined by discounting estimated future cash flows. The Company has recognized an impairment loss during fiscal 2007 resulting from the divesture of Corporate Choices.
     Intangible Assets
     Intangible assets consist of the values assigned to a consumer database, independent distributor agreements (“IDA”), advertising lists, trade names, trademarks, and other intangible assets. Amortization of intangible assets is provided utilizing the straight-line method over the estimated useful lives.
     Income Taxes
     Deferred taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.
Claims and Legal Proceedings
     In the normal course of business, we are a party to various claims and legal proceedings. We record a reserve for these matters when an adverse outcome is probable and we can reasonably estimate our potential liability. Although the ultimate outcome of these matters is currently not determinable, we do not believe that the resolution of these matters in a manner adverse to our interest will have a material effect upon our financial condition, results of operations or cash flows for an interim or annual period.

Contractual Obligations
     The following table summarizes our financial commitments as of March 25, 2007:

	Payments Due by Period
		Less Than	1 to	3 to	More Than
	Total	1 Year	3 Years	5 Years	5 Years
	(Dollars in thousands)
Long-term debt:
Variable rate bank debt	$49,500	$3,084	$1,000	$1,000	$44,416
Revolver	7,000			7,000
Fixed rate Subordinated Note	32,395	—	—	—	32,395
Fixed rate Senior Notes	175,000	—	—	—	175,000
Future interest payments(1)	190,057	28,680	57,660	59,292	44,425
Capital lease obligations	749	424	303	21	1
Manufacturing contract	1,500	1,500	—	—	—
Operating lease obligations	14,343	4,356	6,083	3,573	331

Total contractual obligations	$470,544	$38,044	$65,046	$70,886	$296,568

(1)	This line item is comprised of fixed and variable interest rates on the debt balances as of March 25, 2007. For the variable rate portion, the company has assumed that the effective interest rate as of March 25, 2007 will remain consistent over the remaining life of the variable rate bank debt.
Recent Accounting Pronouncements
     On June 1, 2005, the FASB issued Statement No. 154, Accounting Changes and Error Corrections (“FAS 154”), a replacement of APB Opinion No. 20 and FASB Statement No. 3. The Statement applies to all voluntary changes in accounting principles. We have adopted FAS 154 effective March 27, 2006, and the adoption of this statement did not have a material impact on our consolidated financial statements.
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
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). This Statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurement. SFAS 157 does not require any new fair value measurements and we do not expect the application of this standard to change our current practices. The provisions of SFAS 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.
     In September 2006, the SEC Staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). We do not expect the adoption of SAB 108 to have a material impact on the Company’s consolidated results of operations and financial condition.
Off-Balance Sheet Arrangements
     We do not have any off-balance sheet arrangements

Item 7A. Quantitative and Qualitative Disclosure About Market Risk
     The principal market risk (i.e. the risk of loss arising from adverse changes in market rates and prices) to which we are exposed is fluctuation in interest rates on debt. We had no material foreign currency option contracts or any market risk contracts solely for trading purposes at March 25, 2007.
     The following risk management discussion and the estimated amounts generated from analytical techniques are forward-looking statements of market risk assuming certain market conditions occur. Actual results in the future may differ materially from these projected results due to actual developments in the global financial markets.
     Interest Rates
     Currently, we hedge exposure on 100% of our variable rate debt from interest rate fluctuations through the use of an interest rate cap. We do not expect to continue to hedge our variable rate debt in the future.
     The following table estimates the increase (or decrease) to cash flow from operations if interest rates were to fluctuate by 100 or 50 basis points, or BPS (where 100 basis points represents one percentage point), for a twelve-month period. The analysis is based on our variable rate debt, as of March 25, 2007, which consists of $49.5 million in term loans and a $35.0 million revolver. For purposes of this analysis, we have assumed that the revolver is fully drawn and we have not hedged any interest rate risk. The Senior Notes and our existing senior subordinated notes have a fixed rate and, therefore, have been excluded from this analysis.

	Interest Rate		Interest Rate
	Decrease		Increase
	100 BPS	50 BPS	50 BPS	100 BPS
(Dollars in thousands)
Senior secured credit facilities	$845	$425	$(425)	$(845)
     Inflation
     In fiscal 2007, we experienced increases in the cost of paper and fuel. In fiscal 2007, we absorbed an increase of almost 5% in our paper pricing, which equated to an increase of over $0.9 million in our annual paper expense. The increase in fuel prices impacts the amount we spend to run our fleet of trucks, the pricing from outside freight companies that we use and the amounts that we pay independent contractors in local markets to distribute our publications. During fiscal 2007 we spent $0.9 million, $2.0 million and $4.9 million, respectively, on these functions. An increase of 10% in these costs due to higher fuel prices would result in an additional $0.8 million in annual operating costs.

Item 8. Financial Statements and Supplementary Data
For supplemental quarterly financial information, see “Note 18. Selected Quarterly Financial Data (unaudited)” of the Notes to Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholder of
Network Communications, Inc.:
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Network Communications, Inc. and its subsidiaries (Successor) at March 25, 2007 and March 26, 2006, and the results of their operations and cash flows for the year ended March 25, 2007, March 26, 2006 and the period from January 7, 2005 through March 27, 2005, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15, presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
/s/ PricewaterhouseCoopers, LLP
Atlanta, Georgia
June 8, 2007

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholder of
Network Communications, Inc.:
In our opinion, the accompanying consolidated statements of income, stockholder’s equity and cash flows present fairly, in all material respects, the results of Network Communications, Inc. and its subsidiaries (Predecessor) operations and cash flows for the period from March 29, 2004 through January 6, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15, presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
/s/ PricewaterhouseCoopers, LLP
Atlanta, Georgia
June 2, 2006 except for Note 2 (not presented herein), as to which the date is August 2, 2006 (this note is included in the Registration Statement on Form S-4/A issued August 2, 2006).

NETWORK COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 25, 2007	March 26, 2006
	Successor	Successor
ASSETS
Current assets
Cash and cash equivalents	$9,338,083	$16,418,335
Accounts receivable, net of allowance for doubtful accounts of $1,912,911 and $1,517,075, respectively	17,478,518	17,702,681
Inventories	3,216,504	3,514,621
Prepaid expenses and deferred charges	4,036,080	2,923,030
Deferred tax assets	724,489	590,142
Income tax receivable	549,158	2,092,113
Other current assets	15,100	521,029

Total current assets	35,357,932	43,761,951

Property, equipment and computer software, net	23,940,897	28,001,751
Goodwill	291,723,947	283,159,664
Deferred financing costs, net	12,300,765	13,965,184
Intangible assets, net	144,902,357	146,084,373
Other assets	324,142	273,533

Total noncurrent assets	473,192,108	471,484,505

Total assets	$508,550,040	$515,246,456

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities
Accounts payable	$9,392,050	$6,257,052
Accrued compensation, benefits and related taxes	5,195,397	5,676,556
Customer deposits	1,986,128	1,415,699
Unearned revenue	2,446,870	7,431,466
Accrued interest	6,613,204	6,797,466
Other accrued expenses	1,344,467	1,020,155
Current maturities of long-term debt	3,084,182	500,000
Current portion of capital lease obligations	423,925	676,103

Total current liabilities	30,486,223	29,774,497
Long-term debt, less current maturities	258,491,120	250,666,705
Capital lease obligations, less current portion	325,137	501,958
Deferred tax liabilities	44,584,535	54,232,211
Other long term liabilities	460,000	—

Total liabilities	334,347,015	335,175,371

Commitments and contingencies (Note 14)
Stockholder’s Equity
Common Stock, $0.001 par value, 100 shares authorized, issued and outstanding	—	—
Additional paid-in capital (including warrants of $533,583 at March 25, 2007 and March 26, 2006)	194,622,402	194,475,028
Accumulated deficit	(20,343,174)	(14,403,943)
Accumulated other comprehensive loss	(76,203)	—

Total stockholder’s equity	174,203,025	180,071,085

Total liabilities and stockholder’s equity	$508,550,040	$515,246,456

The accompanying notes are an integral part of these consolidated financial statements.

NETWORK COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

			Period from	Period from
	Fiscal Year Ended	Fiscal Year Ended	January 7, 2005 to	March 29, 2004 to
	March 25, 2007	March 26, 2006	March 27, 2005	January 6, 2005
	Successor	Successor	Successor	Predecessor
Sales	$203,739,159	$176,521,954	$29,053,346	$109,748,426
Cost of sales (exclusive of production depreciation and software amortization expense shown separately below)	134,749,349	116,673,518	19,659,786	70,577,255
Production depreciation and software amortization	9,544,023	9,783,787	2,036,372	3,245,394

Gross profit	59,445,787	50,064,649	7,357,188	35,925,777
Selling, general and administrative expenses	22,640,102	20,234,497	4,106,927	13,988,996
Depreciation and software amortization	3,353,306	3,437,738	715,482	1,140,274
Amortization of intangibles	15,410,822	15,049,148	3,278,542	6,128,259

Operating income (loss)	18,041,557	11,343,266	(743,763)	14,668,248

Other income (expense)
Interest and dividend income	375,721	205,930	19,649	44,481
Interest expense	(29,123,819)	(28,765,764)	(4,735,689)	(7,290,691)
Unrealized (loss)/gain on derivatives	(6,483)	6,483	—	417,932
Other income	55,206	4,523	109,593	42,489

Total other expense	(28,699,375)	(28,548,828)	(4,606,447)	(6,785,789)

Income (loss) from continuing operations before expense (benefit) for income taxes	(10,657,818)	(17,205,562)	(5,350,210)	7,882,459
Income tax expense (benefit)	(4,830,920)	(6,185,662)	(1,925,520)	3,202,602

Net income (loss) from continuing operations	(5,826,898)	(11,019,900)	(3,424,690)	4,679,857

Discontinued operations (Note 7)
Income (loss) from discontinued operations of $14,821, $32,849, $36,044 and $(107,068) net of applicable income tax expense/(benefit) of $6,077, $13,468, $14,778 and $(43,898), respectively	8,744	19,381	21,266	(63,170)

Loss on disposal of discontinued operations of $205,216, net of applicable income tax benefit of $84,139	(121,077)	—	—	—

Net (loss) income	$(5,939,231)	$(11,000,519)	$(3,403,424)	$4,616,687

The accompanying notes are an integral part of these consolidated financial statements.

NETWORK COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

				Note		Accumulated
			Additional	Receivable		Other
	Common Stock		Paid-In	from	Accumulated	Comprehensive
	Shares	Amount	Capital	Stockholder	Deficit	Loss	Total
Balance at March 28, 2004	100	$—	$71,014,807	$(75,000)	$(606,872)	$—	$70,332,935
(Predecessor)						—
Incentive Stock purchase plan	—	—	278	—	—	—	278
Net income	—	—	—	—	4,616,687	—	4,616,687
Repayment of note from stockholder	—	—	—	75,000	—	—	75,000
Dividend to parent — June 24, 2004	—	—		—	(61,629,119)	—	(61,629,119)

Balance at January 6, 2005	100	$—	$71,015,085	$—	$(57,619,304)	$—	$13,395,781

(Predecessor)
Commencing with acquisition effective January 7, 2005
Recapitalization of Company	—	$—	$194,378,446	$—	$—	$—	$194,378,446
Net loss	—	—	—	—	(3,403,424)	—	(3,403,424)

Balance at March 27, 2005	100	—	194,378,446	—	(3,403,424)	—	190,975,022

(Successor)
Capitalization from parent	—	—	96,582		—	—	96,582
Net loss	—	—	—	—	(11,000,519)	—	(11,000,519)

Balance at March 26, 2006	100	$—	$194,475,028	$—	$(14,403,943)	$—	$180,071,085

(Successor)
Capitalization from parent	—	—	147,374	—	—	—	147,374
Comprehensive loss:
Net loss	—	—	—	—	(5,939,231)	—	(5,939,231)
Foreign currency translations adjustments, net of tax	—	—	—	—	—	(76,203)	(76,203)

Comprehensive loss	—	—	—	—	—	—	(6,015,434)

Balance at March 25, 2007
(Successor)	100	$—	$194,622,402	$—	$(20,343,174)	$(76,203)	$(174,203,025)

The accompanying notes are an integral part of these consolidated financial statements.

NETWORK COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year	Fiscal Year	Period from	Period from
	Ended	Ended	January 7, 2005 to	March 29, 2004 to
	March 25, 2007	March 26, 2006	March 27, 2005	January 6, 2005
	Successor	Successor	Successor	Predecessor
Cash flows from operating activities
Net income (loss)	$(5,939,231)	$(11,000,519)	$(3,403,424)	$4,616,687
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property, equipment and other assets	12,897,329	13,221,525	2,751,854	4,385,668
Amortization of intangible assets	15,410,822	15,049,148	3,278,542	6,128,259
Amortization of deferred financing costs	2,053,950	8,529,227	528,314	772,157
Amortization of debt discount for pay-in-kind senior subordinated debt	68,006	62,774	—	—
Amortization of debt discount for senior notes	286,344	71,586	—	—
Interest expense for pay-in-kind senior subordinated debt	3,554,248	3,174,318	666,667	—
Unrealized loss/(gain) on derivatives	6,483	(6,483)	—	(417,932)
Deferred income taxes	(9,782,023)	(9,254,873)	(801,176)	463,897
Loss on sale of equipment	37,183	5,752	—	—
Loss on sale of discontinued operations	205,216	—	—	—
Changes in operating assets and liabilities, net of acquired businesses:
Accounts receivable	101,230	(5,325,407)	(18,719)	(1,708,519)
Inventories	298,117	(1,525,526)	(235,531)	(286,364)
Prepaid expenses and deferred charges	(1,113,050)	(21,051)	(207,562)	(117,647)
Income tax receivable/payable	1,542,955	(1,029,200)	1,472,387	505,557
Other current assets and other assets	450,837	(432,228)	214,834	212,540
Accounts payable	2,672,610	(2,167)	977,489	(521,999)
Accrued compensation, benefits and related taxes	(520,823)	905,552	1,672,459	(1,918,757)
Other current liabilities and other liabilities	(4,585,462)	9,646,243	1,758,422	(586,315)

Net cash provided by operating activities	17,644,741	22,068,671	8,654,556	11,527,232

Cash flows from investing activities
Purchase of property, equipment and computer software	(7,144,016)	(5,084,934)	(1,518,851)	(4,598,563)
Acquisitions of businesses, net of cash acquired	(23,253,264)	(31,745,970)	(254,435,775)	(3,241,842)
Proceeds from sale of assets	100,000	9,860	—	—

Net cash used in investing activities	(30,297,280)	(36,821,044)	(255,954,626)	(7,840,405)

     The accompanying notes are an integral part of these consolidated financial statements.

NETWORK COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

	Fiscal Year	Fiscal Year	Period from	Period from
	Ended	Ended	January 7, 2005 to	March 29, 2004 to
	March 25, 2007	March 26, 2006	March 27, 2005	January 6, 2005
	Successor	Successor	Successor	Predecessor
Cash flows from financing activities
Net proceeds from (payments on) revolver	7,000,000	(7,000,000)	7,000,000	(4,000,000)
Proceeds from term loans	—	80,000,000	—	150,000,000
Payments on term loans	(500,000)	(178,687,500)	—	(84,266,036)
Proceeds from senior note	—	172,709,250	—	—
Payments on senior subordinated notes	—	(30,000,000)	—	—
Repayment of note from stockholder	—	—	—	75,000
Stock purchase plan	—	—	—	278
Dividend to parent	—	—	—	(61,629,119)
Equity capitalization	147,374	96,582	—	—
Recapitalization of Company		—	194,378,446	—
Payments on capital leases	(685,556)	(569,850)	(30,231)	(49,059)
Acquisition financing, net of issuance expenses	—	—	203,169,610	—
Repayment of predecessor debt	—	—	(147,375,000)	—
Derivative payment	—	(47,000)	—	(490,000)
Payment of debt issuance costs and prepayment penalties	(389,531)	(9,421,734)	(5,751,795)	(4,570,962)

Net cash provided by (used in) financing activities	5,572,287	27,079,748	251,391,030	(4,929,898)

Net increase (decrease) in cash	(7,080,252)	12,327,375	4,090,960	(1,243,071)
Cash at beginning of period	16,418,335	4,090,960	—	2,534,348

Cash at end of period	$9,338,083	$16,418,335	$4,090,960	$1,291,277

Supplemental disclosure
Cash paid during the period for:
Interest	$23,344,945	$11,847,603	$2,520,023	$6,404,431
Income taxes	$3,330,086	$4,256,395	$9,243	$2,329,057
Acquisition of businesses:
Fair value of assets acquired	$23,576,948	$34,921,579	$478,870,583	$3,241,842
Less liabilities assumed	36,094	3,175,609	224,434,808	—

Total purchase price	23,540,854	31,745,970	254,435,775	3,241,842
Less contingent consideration	287,590	—	—	—

Cash paid for acquisitions of businesses	$23,253,264	$31,745,970	$254,435,775	$3,241,842

Noncash investing and financing activities
Acquisition of assets through capital lease	$256,557	$693,020	$111,492	$958,899
The accompanying notes are an integral part of these consolidated financial statements.

NETWORK COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Organization and Basis of Presentation
     Network Communications, Inc. (“NCI”), and its wholly-owned subsidiaries, NCID, LLC and other entities and Network Publications Canada, Inc. (“NCI-Canada”) (collectively “the Company”), has its principal management, administrative and production facilities in Lawrenceville, GA. The Company is a publisher, producing The Real Estate Book (“TREB”), which is distributed in over 460 markets, the District of Columbia, Puerto Rico, Virgin Islands and Canada. It also produces the Apartment Finder, New Home Finder, Mature Living Choices, Unique Homes Magazine, Enclave Magazine, Black’s Guide, home improvement magazines Kansas City Homes and Gardens, regional Home and Lifestyle magazines, home improvement magazines and other publications. Revenue is generated from advertising displayed in these print publications and on-line versions of such publications. The combined online and print distribution provides a unique advantage in reaching real estate and home design consumers. Advertisers may also purchase enhanced print or online listings for an additional fee. Each market is operated either by an independent distributor assigned a particular market or by the Company. NCI is a wholly-owned subsidiary of Gallarus Media Holdings, Inc. (“GMH”) which is a wholly-owned subsidiary of GMH Holding Company (“GMHC”). GMH was incorporated on May 21, 2002 to acquire the outstanding stock of NCI and NCI-Canada. GMHC holds all the equity issued to our investors — CVC, certain members of management and other external investors — for a total of $193.8 million. Effective September 2006, CVC spun off from its former owner, Citigroup. The new entity has been renamed Court Square Capital Partners.
     On January 7, 2005, the majority of GMHC stock was acquired by Citigroup Venture Capital Equity Partners, L.P. (“CVC”). CVC has a history of acquisitions in the media and publishing segment. CVC was attracted to the Company and entered into a transaction to acquire NCI based on its position in local real estate media, its historic and projected organic revenue growth, its cash flow characteristics, its senior management team, and its ability to serve as a platform to expand into local media market segments other than real estate. The preceding factors were the driving force for the purchase price paid by CVC. CVC valued the Company using a discounted cash flow methodology based on current and projected future cash flows supplemented by review of valuation multiples for comparable media and publishing transactions.
     The net cash paid to ABRY Partners, LLC (“ABRY”) (Predecessor owner) of $243.2 million for the acquisition was based on a purchase price of $383.9 million, plus $6.7 million in related transaction costs, reduced for closing indebtedness of $147.4 million. The predecessor debt of $147.4 million was settled simultaneously with the NCI acquisition and paid by NCI. The purchase price, the related transaction costs and certain closing indebtedness were settled in cash. The cash used in this acquisition was provided by our equity sponsor in the amount of $191.0 million, and senior and mezzanine debt in the amount of $203.7 million. These funds were used to fulfill the purchase price, as adjusted, pay the related transaction costs, and the remaining balance served as working capital for the Company. As a result of their acquisition of GMHC, our ultimate parent, CVC (now known as Court Square Capital Partners) and its affiliates, own approximately 89% of GMHC’s outstanding capital stock. By virtue of their stock ownership, Court Square Capital Partners has significant influence over our management and will be able to determine the outcome of all matters required to be submitted to the stockholders for approval. GMHC was subsequently recapitalized to reflect 17,524,091 shares of series L common stock in the amount of $192.7 million, 1,079,863 shares of series A common stock in the amount of $1.1 million (including the management rollover of shares), term loans of $148.7 million and senior subordinated debt of $55.0 million. In connection with the acquisition, the Company paid CVC Management a $3.0 million transaction fee for advisory services. This amount was recorded on the Company’s consolidated balance sheet as deferred financing costs. The accompanying Predecessor’s financial statements for the period from March 29, 2004 to January 6, 2005 (Predecessor) are those of GMH, NCI and its subsidiaries under the ownership of ABRY.
     The acquisition was accounted for under the purchase method of accounting. As such, the purchase price was allocated to NCI’s tangible and intangible assets and liabilities based on their estimated fair values on the date of acquisition. In accordance with SFAS 109, Accounting for Income Taxes, the Company recorded a deferred tax liability on its opening balance sheet to reflect the timing differences

NETWORK COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
associated with its depreciable tangible and finite-lived intangible assets in the amount of $65,045,988. The final assignment resulted in $256.0 million to goodwill and is not tax deductible.
     In valuing acquired assets and assumed liabilities, fair values are based on, but are not limited to: future expected cash flow; comparative analysis with similar organizations within the industry; historical experience with customer relationships; current replacement cost for similar capacity for certain fixed assets; market assumptions for contractual obligations; settlement plans for litigation and contingencies; and appropriate discount rates and growth rates. The associated valuation is then based on an income approach which reflects the present value of the earnings to be derived from the asset after subtracting a fair return on all of the other assets of the Company.
     The allocation of purchase consideration was as follows:

		Weighted-
		Average
		Amortization
		Period
Current assets	$18,863,748
Independent distributor agreements	68,000,000	15 years
Advertiser lists	13,400,000	12 years
Distribution network	5,150,000	10 years
Trademarks/trade names	43,600,000	15 years
Consumer database	13,715,000	12 years
Noncompete agreements	4,126,000	2 years
Goodwill	256,022,695
Fixed assets	36,474,468
Other long-term assets	8,307,286
Current liabilities	(11,742,151)
Deferred tax liability	(65,045,988)
Other long-term liabilities	(271,669)
Predecessor debt settled at closing	(147,375,000)

Cash paid to ABRY	$243,224,389
     The Company is satisfied that no material change in value has occurred in this acquisition since the acquisition date. The results of the CVC acquisition have been included in the Company’s consolidated financial statements since the acquisition date.
     Effective March 31, 2004, NCI Development Corporation was merged into NCI. A new subsidiary, NCID LLC (“NCIDL”) was created effective March 31, 2004 and four new subsidiaries, NCID (Austin), LLC (“NCIDA”), NCID (Seattle), LLC (“NCIDS”), NCID (Vegas), LLC (“NCIDV”) and NCID (West Palm), LLC (“NCIDW”) were created effective March 7, 2005. Each of NCIDL, NCIDA, NCIDS, NCIDV and NCIDW is designated as an unrestricted subsidiary and provides the Company with organization and operational services for new market start-ups.
2. Summary of Significant Accounting Policies
     Basis of Presentation
     The accompanying financial statements represent the consolidated statements of the Company and its wholly owned subsidiaries. The Company and its consolidated entities report on a 52-53 week accounting year which includes 13 four-week periods. Financial quarters 1, 2 and 3 each include 12 weeks; financial quarter 4 includes 16 weeks. The consolidated financial statements include the financial statements of the

NETWORK COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Company for the fiscal year ended March 25, 2007 (Successor), the fiscal year ended March 26, 2006 (Successor), the period from January 7, 2005 to March 27, 2005 (Successor), and the period from March 29, 2004 to January 6, 2005 (Predecessor). All significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to the prior year’s consolidated financial statements to conform with the current year presentation.
     Cash and Cash Equivalents
     For the purpose of the statements of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. There were no cash equivalents as of March 25, 2007 (Successor) or March 26, 2006 (Successor).
     Trade Accounts Receivable
     Accounts receivable consists primarily of amounts due from advertisers in Company-operated markets and Independent Distributors (“ID”). The Company uses the allowance method of reserving for accounts receivable estimated to be uncollectible.
     Concentrations of Credit Risk
     The Company maintains substantially all cash and cash equivalent balances in one financial institution. The Federal Deposit Insurance Corporation insures the balances up to $100,000. Management monitors the soundness of this financial institution and feels the Company’s risk is not significant.
     The Company grants credit without collateral to many of its customers. Substantially all trade accounts receivable are comprised of accounts related to advertising displayed in various real estate publications, home and design magazines and online advertising sales. Management believes credit risk with respect to those receivables is limited due to the large number of customers and their dispersion across geographic areas, as well as the distribution of those receivables among the various publication products of the Company.
     Prepaid Expenses and Deferred Charges
     The Company prints and ships certain advertising publications and displays certain online advertising prior to the recognition of revenue. See “Revenue Recognition” discussion below. Deferred charges include the production cost related to unearned and unrecognized revenue on online ads and advertising publications shipped but not billed to customers. The related shipping and handling charges are included in production costs and classified as cost of sales.
     Inventories
     Inventories of direct production materials, principally paper and ink, as well as resale items are valued at cost, determined on the first-in, first-out (FIFO) basis, which is not in excess of market. The work-in-process inventory component includes material cost, labor and production overhead. An allowance for obsolete inventory was not deemed necessary at March 25, 2007 (Successor) or March 26, 2006 (Successor).
     Property, Equipment and Computer Software
     Property, equipment and computer software are stated at cost. In accordance with SFAS 141, Business Combinations, property, equipment and computer software was revalued to reflect the fair value acquired on the date of the most recent transaction, January 7, 2005. In valuing the assets acquired, the Company employed certain valuation techniques to develop the fair value of property, equipment and computer software in place at the date of the transaction. The valuation techniques included, but are not limited to: future expected cash flows; current replacement cost for the similar capacity equipment; and appropriate discount rates and growth rates.
     The cost of additions and betterments are capitalized and expenditures for repairs and maintenance are expensed in the period incurred. When items are sold or retired, the related costs and any accumulated depreciation are removed from the accounts and any gain or loss is included in operations.

NETWORK COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Depreciation and amortization of property and equipment is provided utilizing the straight-line method over the estimated useful lives of the respective assets as follows:

Furniture and fixtures	5 years
Machinery and equipment	10 years
Transportation equipment	6 years
Computer software	2 years
Computer equipment	5 years
     Leasehold improvements and leased assets are amortized over the shorter of their estimated useful lives or lease terms.
     Depreciation and amortization expense associated with the fixed assets and software used to produce and deliver the Company’s advertising content has been included in the calculation of gross profit. All remaining depreciation and amortization of non-production equipment and software is included within selling, general and administrative expenses.
     Software Development Costs
     In accordance with AICPA Statement of Position (“SOP”) 98-1, Accounting for the Cost of Computer Software Developed or Obtained for Internal Use, the Company capitalizes qualifying costs of computer software. Costs incurred during the application development stage as well as upgrades and enhancements that result in additional functionality are capitalized. The internally developed software costs capitalized were $0.4 million during fiscal 2007, and $3.2 million during fiscal 2006. These capitalized software costs are included in “Property, equipment and computer software” in the consolidated balance sheets. Computer software is amortized utilizing the straight-line method over two years, the expected period of benefit. The net computer software costs capitalized were $2.7 million and $9.7 million at March 25, 2007 (Successor) and March 26, 2006 (Successor), respectively.
     Deferred Financing Costs
     Deferred financing costs are capitalized and amortized over the terms of the underlying obligation using the straight-line method, which approximates the effective interest method. Amortization of deferred financing costs included in interest expense was $2.1 million for the year ended March 25, 2007 (Successor), $8.5 million for the fiscal period ended March 26, 2006 (Successor), $1.4 million for the period from January 7, 2005 to March 27, 2005 (Successor) and $1.2 million for the period from March 29, 2004 to January 6, 2005 (Predecessor).
     In connection with the issuance of Senior Notes in November 2005 described in Note 12, the Company recorded $8.8 million of deferred costs for transaction fees and other related debt issuance costs. These deferred costs are amortized over the related terms of the notes using the straight-line method. Additionally, approximately $6.3 million of deferred financing costs related to the prior credit facilities was written off during the fiscal year ended March 26, 2006 (Successor).
     Intangible Assets
     Intangible assets consist of the values assigned to a consumer database, Independent Distributor Agreements (“IDA”), advertiser lists, trade names, trademarks, and other intangible assets. The value and expected useful lives of our intangible assets were determined by an independent third party valuation specialist at the close of the CVC acquisition. The valuation and lives of our larger intangible assets (trademarks, trade names, independent distributors and advertiser lists) were determined by identifying the remaining useful life of the components of each asset combined with a reasonable attrition rate and a reasonable expectation for increase in revenue by each component. Certain markets experience a lower attrition rate. This has contributed to intangible lives in excess of 15 years. Amortization of intangible

NETWORK COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     assets is provided utilizing the straight-line method over the following estimated useful lives:

Advertiser lists	4-22 years
Consumer databases	4-17 years
Distribution network	5-10 years
Independent distributor agreements	15 years
Noncompete agreements	1-5 years
Trademarks/ Trade names	5-15 years
Subscriber lists	4-6 years
     Goodwill
     The Company has recorded goodwill for the excess of cost of acquiring NCI and other businesses over the fair value amounts assigned to assets acquired and liabilities assumed. In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 142, Goodwill and Other Intangible Assets, the Company tests goodwill for impairment at the end of the fiscal year, and will test for impairment between annual tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired. Impairment testing for goodwill is performed at a reporting unit level. An impairment loss would generally be recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit. The estimated fair value of a reporting unit is determined using various valuation techniques. The Company has not recognized any impairment of goodwill in the periods presented.
     Impairment of Long Lived Assets
     The Company assesses the recoverability of long-lived assets at least annually or whenever adverse events or changes in circumstances indicate that impairment may have occurred in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, or SFAS 144. If the future undiscounted cash flows expected to result from the use of the related assets are less than the carrying value of such assets, an impairment has been incurred and a loss is recognized to reduce the carrying value of the long-lived assets to fair value, which is determined by discounting estimated future cash flows. The Company has recognized an impairment loss in the fiscal year ended March 25, 2007 as discussed in Note 7.
     In addition to the recoverability assessment, the Company routinely reviews the remaining estimated lives of its long-lived assets. Any reduction in the useful life assumption will result in increased depreciation and amortization expense in the period when such determinations are made, as well as in subsequent periods.
     Income Taxes
     Deferred taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.
     Advertising Costs
     Advertising costs for the year ended March 25, 2007 (Successor), the year ended March 26, 2006 (Successor), for the period from January 7, 2005 to March 27, 2005 (Successor) and for the period from March 29, 2004 to January 6, 2005 (Predecessor) were $1.5 million, $1.3 million, $0.2 million, and $0.6 million, respectively.
     Advertising Barter Transactions
     The Company trades advertisements in its print magazines in exchange for rent, trade show advertising and other services. Revenue and related expenses from barter transactions are recorded at fair value in accordance with APB No. 29, “Accounting for Nonmonetary Transactions”, EITF No. 93-11, “Accounting for Barter Transactions Involving Barter Credits”, EITF No. 99-17, “Accounting for Advertising Barter

NETWORK COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Transactions”, and EITF 01-2, “Interpretations of APB No. 29”. Revenue from barter transactions is recognized in accordance with the Company’s revenue recognition policies. Expense from barter transactions is generally recognized as incurred. Revenue from barter transactions for the year ended March 25, 2007 (Successor), the year ended March 26, 2006 (Successor), the period from January 7, 2005 to March 27, 2005 (Successor) and the period from March 29, 2004 to January 6, 2005 (Predecessor) was approximately $1.5 million, $0.8 million, $0.01 million, and $0.1 million, respectively, with approximately equal related expense amounts in each year.
     Foreign Currency Adjustments
     The U.S. dollar is the functional currency of the Company’s Canadian operations. All foreign currency asset and liability amounts are remeasured into U.S. dollars at the end of each period. We translate the revenues and expenses of our foreign operations at a daily average rate prevailing for each month during the fiscal year. We reflect the resulting translations adjustments in shareholders equity. Exchange gains and losses arising from remeasurement of foreign currency-denominated monetary assets and liabilities are included in operations in the period in which they occur. Aggregate foreign remeasurement adjustments included in operations totaled $0.04 million, $(0.09) million, $0.03 million and $(0.03) million, for the year ended March 25, 2007 (Successor), the year ended March 26, 2006 (Successor), the period from January 7, 2005 to March 27, 2005 (Successor), and the period from March 29, 2004 to January 6, 2005 (Predecessor), respectively.
     Revenue Recognition and Unearned Revenue
     Revenue recognition
     The principal revenue earning activity of the Company is related to the sale of on-line and print advertising by both Independent Distributors (“ID”) as well as direct sales to customers through Company-managed distribution territories. Independent Distributors are contracted to manage certain distribution territories on behalf of NCI. The Company maintains ownership of all magazines and distribution territories. Revenue recognition for print and online products are consistently applied within Company-managed and ID-managed distribution territories as described below. These revenue arrangements are typically sold as a bundled product to customers and include a print ad in a publication as well as online advertisement. The Company bills the customer a single negotiated price for both elements. In accordance with EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables, the Company separates its deliverables into units of accounting and allocates consideration to each unit based on relative fair values. The Company recognizes revenue for each unit of accounting in accordance with SEC Staff Accounting Bulletin Number 104, Revenue Recognition. Subscriptions are recorded as unearned revenue when received and recognized as revenue over the term of the subscription.
     Print
     Print revenues are derived from the sale of advertising pages in our publications. The Company sells a bundled product to our customers that includes a print advertisement as well as a standard online advertisement. The customer can also purchase premium placement advertising pages such as front cover and back cover. Revenue for print advertisement sales, including the premium placement advertising pages, is recognized when publications are delivered and available for consumer access.
     Online
     Online revenues are derived from the sale of advertising on our various websites. The Company sells a bundled product to our customers that includes a print ad in our publications as well as a standard online advertisement. The customer is also permitted to purchase premium internet advertisements whereby they can include additional data items such as floor plans, multiple photos and neighborhood information, and also secure premium placement in search results. Revenue for online sales, including the premium internet

NETWORK COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
advertisements, is recognized ratably over the period the online advertisements are maintained on the website.
     Unearned revenue
     Company billings may occur one to four days prior to the shipment of the related publication and final upload of online advertising. At both interim and fiscal year end, the Company records unearned revenue to properly account for the timing differences and properly match revenue recognition to the proper period. The Company receives cash deposits from customers for certain publications prior to printing and upload of online advertising. These deposits are recorded as a liability and reflected accordingly in the consolidated financial statements.
     Derivative Instruments
     SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. This statement requires the recognition of all derivative instruments as either assets or liabilities in the balance sheet measured at fair value. The changes in fair value of derivative instruments will be recognized as gains or losses in the period of change. The Company did not elect to use hedge accounting for the derivative instruments entered into during fiscal 2006 and 2007. Accordingly, the Company recognizes the change in fair value of the instruments in the statements of operations.
     Fair Value of Financial Instruments
     The fair values of the Company’s financial assets and liabilities at March 25, 2007 and March 26, 2006, equal the carrying values reported on the Consolidated Balance Sheets except for our 10 3/4% Senior Notes. The fair value of the Notes is based on quoted market prices and was $178.5 million and $177.6 million as compared to the carrying amounts of $175.0 million and $175.0 million as of March 25, 2007 and March 26, 2006, respectively.
     Use of Estimates
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting year and period. Actual results could differ from those estimates.
     Segment Reporting
     NCI is a publishing company producing publications serving the real estate and housing market. The Company follows the provisions of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, and has one reportable business segment: publishing. The publishing segment consists of online and print advertising. Virtually all of the Company’s revenues and assets are based in the United States. The Chief Executive Officer (the chief operating decision maker) evaluates the performance of, and determines the amount of investment in, the Company based on the results of operations on a consolidated basis.
     Recent Accounting Pronouncements
     On June 1, 2005, the FASB issued Statement No. 154, Accounting Changes and Error Corrections (“FAS 154”), a replacement of APB Opinion No. 20 and FASB Statement No. 3. The Statement applies to all voluntary changes in accounting principles. We have adopted FAS 154 effective March 27, 2006, and the adoption of this statement did not have a material impact on our consolidated financial statements.
     In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and

NETWORK COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). This Statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurement. SFAS 157 does not require any new fair value measurements and we do not expect the application of this standard to change our current practices. The provisions of SFAS 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.
     In September 2006, the SEC Staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). The adoption of SAB 108 did not have an impact on the Company’s consolidated results of operations and financial condition.
4. Prepaid expenses and deferred charges
     Prepaid expenses and deferred charges consist of the following:

	March 25, 2007	March 26, 2006
	Successor	Successor
Prepaid expenses	$2,062,850	$1,643,122
Deferred charges	1,973,230	1,279,908
	$4,036,080	$2,923,030
5. Inventories
     Inventories consist of the following:

	March 25, 2007	March 26, 2006
	Successor	Successor
Distribution products and marketing aids for resale	$608,381	$505,159
Production, paper and ink	1,765,170	2,174,130
Work-in-process	842,953	835,332
	$3,216,504	$3,514,621
     An allowance for obsolete inventory was not deemed necessary at March 25, 2007 (Successor) or March 26, 2006 (Successor).
6. Acquisitions
     During fiscal years 2005, 2006 and 2007, we completed certain acquisitions as part of our overall strategy to expand our product offerings and geographical presence. NCI generally pays a premium over the fair value of the net tangible and identified intangible assets acquired to carry out the Company’s strategic initiatives and to ensure strategic fit with its current publications. The majority of our transactions are asset based in which we acquire the publishing assets associated with magazines that fit our predetermined criteria as a tuck under acquisition, an expansion of our geographical footprint or addition to market share in certain areas. We evaluate each magazine on an individual basis for fit with our organization based on its historical performance along with our expectations for growth. The strength of each criteria and the expected return on our investment is evaluated in developing the purchase price. Acquisitions in the media and publishing sector typically generate a significant amount of goodwill. The

NETWORK COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
purchase price allocation is aggregated below for small business combinations in accordance with SFAS 141, in chronological order for fiscal 2005, 2006 and 2007.
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
     Goodwill resulting from the acquisitions discussed below was assigned to the Company’s one business segment. Goodwill and intangible assets acquired in conjunction with certain publication acquisitions are tax deductible. The deferred tax liabilities related to finite-lived intangible assets will be reflected as a tax benefit in the consolidated statements of income in proportion to and over the amortization period of the related intangible assets.
     Predecessor
     On August 31, 2004, the Company acquired the publishing assets of The Real Estate Book of North King County, WA and South King County, WA from TREB Incorporated, an Independent Distributor for NCI. The magazines are residential housing real estate directories serving the Seattle, WA market.
     On November 5, 2004, the Company acquired the publishing assets of the Apartment Blue Book of Lufkin, Gulf Coast, Abilene, Bryan, North Houston and Southwest Houston from RTJW Limited Partnership, an Independent Distributor for NCI. The publications are apartment directories serving several Texas markets.
     The aggregate purchase price including transaction costs for the Predecessor acquisitions was $3.3 million. The acquisitions were accounted for using the purchase method and, accordingly, the purchase prices were allocated to the assets acquired based on their estimated fair values on the dates of acquisition. The results of operations for each entity are reflected in our consolidated financial statements as of the dates of their respective acquisitions. The aggregate purchase price for these acquisitions was allocated as follows:

		Weighted-
	Fair Value at	Average
	Purchase	Amortization
	Price	Period
	(In thousands of dollars)
Tangible assets
Current assets	$104

Total tangible assets	104

Intangible assets
Advertiser list	1,603	12 years
Distribution Network	358	10 years
Goodwill	1,240

Total intangible assets	3,201

Total purchase price	$3,305

     Successor
     On March 1, 2005, the Company acquired the publishing assets of the Apartment Book and New Homes & Ideas from Lone Wolf Publishing, Inc. The Apartment Book is an apartment directory. New

NETWORK COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Homes & Ideas is a new home and home design publication. Both publications serve the Raleigh, NC market. The total purchase price including transaction costs was $11.1 million.
     The acquisition was accounted for using the purchase method and, accordingly, the purchase price was allocated to the assets acquired based on their estimated fair values on the date of acquisition. The purchase price for the acquisition was allocated as follows:

		Weighted-
	Fair Value at	Average
	Purchase	Amortization
	Price	Period
	(In thousands of dollars)
Tangible assets
Fixed assets	$181

Total tangible assets	181

Intangible assets
Advertiser list	3,350	19 years
Trademarks	390	15 years
Non-compete	1,130	5 years
Goodwill	6,032

Total intangible assets	10,902

Total purchase price	$11,083

     On May 2, 2005, the Company acquired the publishing assets of Seattle Homes & Lifestyles, St. Louis Homes & Lifestyles, Colorado Homes & Lifestyles, Atlanta Homes & Lifestyles, Mountain Living, Log & Timber Style, and Homes & Lifestyle To The Trade from Wiesner Publishing. The publications are focused on the home and design market segment in their respective markets.
     The acquisition was accounted for using the purchase method and, accordingly, the purchase price was allocated to the assets acquired based on their estimated fair values on the date of acquisition. Goodwill and intangible assets acquired in conjunction with this acquisition are tax deductible. The purchase price for the acquisition was allocated as follows:

		Weighted-
	Fair Value at	Average
	Purchase	Amortization
	Price	Period
	(In thousands of dollars)
Tangible assets
Current assets	$2,067
Fixed assets	95

Total tangible assets	2,162

Liabilities assumed	(2,795)
Intangible assets
Advertiser list	3,610	4 years
Subscriber list	265	6 years
Trademark	1,840	15 years
Non-compete	930	3 years
Goodwill	16,984

Total intangible assets	23,629

Total purchase price	$22,996

     On September 9, 2005, the Company acquired the publishing assets of Home Tour Magazine of Knoxville, Home Tour Magazine of East Tennessee, Prestigious Properties and Commercial Real Estate Guide from Omni Communications. The publications are focused on the resale and commercial real estate markets in Knoxville, Tennessee and surrounding markets.

NETWORK COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     On October 14, 2005, the Company acquired the publishing assets of Atlanta Home Improvement magazine and The Green Pages directory from Atlanta Home Improvement, Inc. The magazine and directory provide editorial and advertising focused on the home design, home renovation and home improvement sectors in the greater Atlanta market. The purchase price included an earnout tied to the revenue growth for the twelve-month period following the closing date of the acquisition.
     On November 4, 2005, the Company acquired the publishing assets of At Home In Arkansas from New At Home Media Group, LLC. The magazine, which is distributed via newsstands, subscriptions and direct mail, covers the home and design market segment for the state of Arkansas.
     On November 14, 2005 the Company acquired the publishing assets of Relocating In Las Vegas from Showcase Publishing, Inc. The magazine, which is targeted for new residents of Las Vegas, focuses on home products and services for the Vegas market.
     During the third quarter of fiscal 2006, the Company also acquired publications in Colorado and Kansas for an aggregate purchase price of approximately $0.6 million. These acquisitions were made to add geographic presence in the resale, rental and leasing areas of our business.
     The aggregate purchase price for these acquisitions including transaction costs was $8.0 million. The acquisitions were accounted for using the purchase method and, accordingly, the purchase price was allocated to the assets based on their estimated fair values on the date of acquisition. The aggregate purchase price for these acquisitions was allocated as follows:

		Weighted-
	Fair Value at	Average
	Purchase	Amortization
	Price	Period
	(In thousands of dollars)
Tangible assets
Fixed assets	$125

Total tangible assets	125

Liabilities assumed	(85)
Intangible assets
Advertiser list	2,787	9 years
Subscriber List	18	4 years
Distribution Network	275	10 years
Trade name	849	5 years
Non-compete	976	5 years
Goodwill	3,061

Total intangible assets	7,966

Total purchase price	$8,006

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
     On June 29, 2006, the Company acquired the publishing assets of Accent Homes and Garden, a home and design magazine for New Hampshire.

NETWORK COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     On September 29, 2006, the Company acquired the publishing assets of The Original Apartment Magazine. The four magazines are apartment directory publications that expand the NCI multi-family presence into the southern California market.
     On January 17, 2007, the Company acquired the publishing assets of Tucson Apartment Showcase, a leading multifamily publication serving the Tucson, AZ area.
     The aggregate purchase price for these acquisitions including transaction costs was $23.5 million. The acquisitions were accounted for using the purchase method and, accordingly, the purchase price was allocated to the assets based on their estimated fair values on the date of acquisition. The aggregate purchase price for these acquisitions was allocated as follows:

		Weighted-
	Fair Value at	Average
	Purchase	Amortization
	Price	Period
	(In thousands of dollars)
Tangible assets
Current assets	$52
Fixed assets	586

Total tangible assets	638

Liabilities assumed	(36)
Intangible assets
Advertiser list	9,108	11 years
Distribution Network	1,252	7 years
Subscriber List	8	4 years
Trademarks	2,756	12 years
Non-compete	1,170	5 years
Other intangibles	80	5 years
Goodwill	8,564

Total intangible assets	22,938

Total purchase price	23,540

Less contingent consideration	287
Cash paid for acquisitions of businesses	$23,253

     Unaudited pro forma results of operations data for the fiscal year ended March 25, 2007 (Successor) and the fiscal year end March 26, 2006 (Successor), the period from January 7, 2005 to March 27, 2005 (Successor) and the period from March 29, 2004 to January 6, 2005 (Predecessor) and as if NCI and the entities described above had been combined as of March 29, 2004 (Predecessor) and the fiscal year ended March 26, 2006 (Successor), follow. The pro forma results include estimates and assumptions which management believes are reasonable. However, pro forma results do not include any anticipated cost savings or other effects of the planned integration of these entities, and are not necessarily indicative of the results that would have occurred if the business combinations had been in effect on the dates indicated, or which may result in the future.

NETWORK COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Unaudited Pro Forma Results of Operations
			Period from	Period from
	Fiscal Year		January 7,	March 29,
	Ended		2005 to	2004 to
	March 25,	Fiscal Year Ended	March 27,	January 6,
	2007	March 26, 2006	2005	2005
	Successor	Successor	Successor	Predecessor
		(In Thousands of dollars)
Sales	$210,477	$196,189	$32,685	$122,802
Income (loss) before expense (benefit) for income taxes	(10,890)	(17,500)	(5,085)	8,662
Net income (loss)	$(6,089)	$(11,189)	$(3,263)	$5,158
     The Company is satisfied that no material change in value has occurred in these acquisitions or other acquisitions since the acquisition dates. The results of all acquired entities have been included in the Company’s consolidated financial statements since the respective acquisition dates.
7. Discontinued Operations
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

NETWORK COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
8. Property, Equipment and Computer Software
     Property, equipment and computer software consist of the following:

	March 25, 2007	March 26, 2006
	Successor	Successor
Owned
Leasehold improvements	$2,981,007	$2,923,955
Furniture and fixtures	2,783,523	2,505,987
Machinery and equipment	17,533,638	12,408,012
Transportation equipment	100,488	26,997
Computer equipment and software	27,136,987	24,095,292

	50,535,643	41,960,243
Accumulated depreciation	(27,364,885)	(15,237,085)

	$23,170,758	$26,723,158

Capital Lease
Transportation equipment	$489,584	$468,207
Computer equipment and software	1,707,303	1,505,293
Machinery	72,689	39,518

	2,269,576	2,013,018
Accumulated amortization	(1,499,437)	(734,425)

	$770,139	$1,278,593

Total
Leasehold improvements	$2,981,007	$2,923,955
Furniture and fixtures	2,783,523	2,505,987
Machinery and equipment	17,606,327	12,447,530
Transportation equipment	590,072	495,204
Computer equipment and software	28,844,290	25,600,585

	52,805,219	43,973,261
Accumulated depreciation and amortization	(28,864,322)	(15,971,510)

	$23,940,897	$28,001,751

     Depreciation and amortization expense for property, equipment and computer software totaled $12.9 million for the year ended March 25, 2007 (Successor), $13.2 million for the year ended March 26, 2006 (Successor), $2.8 million for the period from January 7, 2005 to March 27, 2005 (Successor) and $4.4 million for the period from March 29, 2004 to January 6, 2005 (Predecessor). Such amounts included $9.7 million, $10.6 million, $2.2 million and $3.5 million related to the depreciation of computer equipment and software for the year ended March 25, 2007 (Successor), the year ended March 26, 2006 (Successor), the period from January 7, 2005 to March 27, 2005 (Successor) and the period from March 29, 2004 to January 6, 2005 (Predecessor), respectively. Amortization related to assets under capital leases was approximately $0.8 million for the year ended March 25, 2007 (Successor), $0.7 million for the year ended March 26, 2006 (Successor), $0.1 million for the period from January 7, 2005 to March 27, 2005 (Successor), and $0.3 million for the period from March 29, 2004 to January 6, 2005 (Predecessor).
9. Goodwill
     The total amount of goodwill on the Company’s books at March 25, 2007 (Successor) and March 26, 2006 (Successor) was $291.7 million and $283.2 million, respectively.

NETWORK COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The Company performed an impairment test of its goodwill at March 25, 2007 (Successor) and March 26, 2006 (Successor) and determined that no impairment of goodwill existed.

Balance, March 27, 2005 (Successor)	$262,046,695
Additions	21,112,969

Balance, March 26, 2006 (Successor)	283,159,664
Additions	8,564,283

Balance March 25, 2007 (Successor)	$291,723,947

10. Intangible Assets
     Intangible assets consist of the following:

	March 25, 2007	March 26, 2006
	Successor	Successor
Carrying Amount
Independent distributor agreements	$68,000,000	$68,000,000
Advertiser lists	32,088,610	23,146,900
Distribution network	6,677,773	5,425,346
Trademarks/trade names	49,434,899	46,679,047
Consumer databases	13,715,000	13,715,000
Noncompete agreements	8,332,996	7,162,754
Subscriber list	291,093	283,016
Other intangible assets	79,675	—

	$178,620,046	$164,412,063

Accumulated Amortization
Independent distributor agreements	$(10,199,925)	$(5,666,643)
Advertiser lists	(5,778,789)	(2,629,808)
Distribution network	(1,329,984)	(657,751)
Trademarks/trade names	(7,269,271)	(3,851,800)
Consumer databases	(3,846,152)	(2,136,775)
Noncompete agreements	(5,189,558)	(3,342,550)
Subscriber list	(92,715)	(42,363)
Other intangible assets	(11,295)	—

	(33,717,689)	(18,327,690)

Intangible assets, net	$144,902,357	$146,084,373

     Amortization expense was $15.4 million for the year ended March 25, 2007 (Successor), $15.0 million for the year ended March 26, 2006 (Successor), $3.3 million for the period from January 7, 2005 to March 27, 2005 (Successor), and $6.1 million for the period from March 29, 2004 to January 6, 2005 (Predecessor). Based on the current amount of intangible assets subject to amortization, the average estimated amortization expense is expected to be approximately $14.1 million for each of the fiscal years 2008 through 2012. As acquisitions and dispositions occur in the future, these amounts may vary.
11. Accrued Compensation, Benefits and Related Taxes
     Accrued expenses consist of the following:

	March 25, 2007	March 26, 2006
	Successor	Successor
Accrued salaries	$2,143,014	$1,960,637
Accrued commissions/bonuses	937,718	900,550
Accrued profit sharing	1,200,000	1,639,333
Other	914,665	1,176,036

	$5,195,397	$5,676,556

NETWORK COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
12.  Long-term Debt
     Long-term debt consists of the following:

	March 25, 2007	March 26, 2006
	Successor	Successor
10 3/[4]% Senior Notes, due December 1, 2013	$175,000,000	$175,000,000
New Senior Term loan	49,500,000	50,000,000
Revolver	7,000,000	—
Senior Subordinated Note	32,395,232	28,840,984

	263,895,232	253,840,984
Less:
Unamortized discount on noncurrent Senior Notes and Senior Subordinated Note	(2,319,930)	(2,674,279)
Current portion	(3,084,182)	(500,000)

	$258,491,120	$250,666,705

     Prior Senior Credit Facility
     GMH, as Parent, and Network Communications, Inc., as Borrower, entered into an amended and restated loan agreement on February 11, 2005. The facility provided the Company and GMH with a $25.0 million revolving loan facility and a $148.69 million term facility (together the “senior credit facility”). Prior to the February 11, 2005 facility, the Company had entered into a senior credit facility on June 24, 2004, which consisted of a $25.0 million revolving commitment and $150.0 million term loan facility.
     Under the senior credit facility, the Company, at its option, could borrow funds at an interest rate equal to the London Interbank Offered Rate (“LIBOR”) plus a margin or at the lender’s base rate (which approximates the Prime rate) plus a margin. Interest rates under the term facility were base rate plus a margin of 1.75% or LIBOR plus a margin of 2.75%. Interest rates under the revolving facility were base rate plus a margin ranging from 2.25% to 1.25% or LIBOR plus a margin ranging from 3.25% to 2.25%. The applicable margin payable by the Company on the revolving facility was determined by the Company’s senior leverage ratio, which was calculated quarterly.
     The Company had $148.69 million of term loans (Term A and Term B) outstanding under the term facility with no availability to borrow at March 27, 2005 (Successor). Also, as of March 27, 2005 (Successor) the Company had $18.0 million, available to borrow under the revolving loan facility. As of March 27, 2005 (Successor) $7.0 million was outstanding under the revolving facility. The interest rate at March 27, 2005 (Successor) for the Revolver was at a rate of base plus 2.25% and/or LIBOR plus 3.25%. The effective interest rate on the balance outstanding under the Term A loan was 5.61% at March 27, 2005 (Successor). The effective interest rate on the balance outstanding under the Term B loan was 5.53% at March 27, 2005 (Successor). The effective interest rate under the Revolver was 5.94% at March 27, 2005 (Successor).
     In August 2004, the Company entered into an interest rate cap transaction for $75.0 million of its outstanding senior credit facility. The transaction involved establishing a cap of 6% on the interest rate to be paid by the Company. The Predecessor paid $0.04 million for the cap which had a market value of $0.009 million at March 27, 2005 (Successor). The Company terminated this transaction effective July 25, 2005 and received $0.003 million from the counterparty.
     Prior to 2004, the Predecessor entered into an interest rate collar which did not qualify for hedge accounting under SFAS 133 and, accordingly, appreciation and depreciation in value was charged to operations. The collar was terminated in June 2004, at which time the Predecessor recorded a gain of $0.42 million.
     In addition to providing fixed principal payment schedules for the term and revolving facilities the loan agreement also included an Excess Cash Flow Repayment provision that required repayment of principal

NETWORK COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
based on the Company’s leverage ratio, EBITDA, working capital, debt service and tax payments. The Excess Cash Flow amount was calculated and paid annually with the repayment of principal allocated on a pro rata basis to the term and revolving loans. The Company made a payment of $7.07 million under the Excess Cash Flow Repayment provision based on the period ended March 27, 2005 (Successor) financial results. This payment was made on July 1, 2005 and was included in current maturities of long-term debt at March 27, 2005 (Successor). The Excess Cash Flow Repayment was allocated to the principal balances of the Term A, Term B and Term C loans in the amounts of $0.88 million, $4.99 million and $1.20 million, respectively. The Company was also required to pay an annual non-utilization fee equal to .50% of the unused portion of the credit facility.
     On May 2, 2005, the Company executed an amendment to the amended and restated loan agreement dated February 11, 2005. The amendment provided the Company with an additional term loan facility (Term C) of $30.0 million to fund the Wiesner acquisition and to use for general corporate purposes.
     Under the Term C loan, the Company, at its option, could borrow funds at an interest rate equal to the London Interbank Offered Rate (“LIBOR”) plus a margin or at the lender’s base rate (which approximates the Prime rate) plus a margin. Interest rates under the term facility were base rate plus a margin of 1.5% or LIBOR plus a margin of 2.5%.
     Senior Subordinated Debt
     Network Communications, Inc., as borrower, entered into a senior subordinated credit agreement on January 7, 2005. The agreement provided the Company with a $30.0 million loan that was fully drawn on the execution date.
     The interest rate on the senior subordinated debt was 10% per annum. The interest was earned on the unpaid principal amount of the loan from date made through maturity. Interest was payable in cash on June 30 and December 31 of each year. Interest payments commenced on June 30, 2005.
     Also on January 7, 2005, GMH, as borrower, entered into a senior subordinated credit agreement (Parent Mezzanine Debt). The agreement provides GMH a loan of $25.0 million. The full amount of the loan was drawn on January 7, 2005. NCI’s assets are pledged to collateralize this obligation. Therefore, the related liability is recorded on the accompanying balance sheet.
     The loan bears interest on the unpaid principal balance amount thereof from the date made through maturity at a rate equal to 12% per annum. Interest is payable on June 30 and December 31. The interest is pay-in-kind, thus the unpaid accrued interest is added to the outstanding balance of the loan.
     The maturity date for the Parent Mezzanine Debt is June 30, 2013. The principal of the loan and any accrued unpaid interest is due at maturity. There is no amortization of principal during the term of the loan. The principal can be paid in advance of the maturity date, however, there is a call premium ranging from 1% to 3% depending on when the prepayment is made.
     During fiscal 2007, $3.6 million had been added to principal for interest on the Parent Mezzanine Debt. As of March 25, 2007 (Successor) the total principal added to the Parent Mezzanine Debt was $7.4 million on a cumulative basis.
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
     In accordance with Accounting Principles Board Opinion No. 14 (“APB 14”), Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants, an independent valuation analysis was performed to determine the debt proceeds allocated to the warrants issued in connection with the senior subordinated debt. The valuation was based on market and financial data from comparable companies that were publicly traded. Revenue, EBITDA and total assets were compared to arrive at a base and a reasonable multiple for each measure. A liquidity discount was applied to arrive at NCI’s business enterprise valuation and subsequently, a fair market value for the total equity. The per share warrant value was indicated at $0.91 per share resulting in a total valuation of $0.53 million. The Company allocated

NETWORK COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
$0.53 million to the warrants based on their relative fair value and recorded this amount as a debt discount and additional paid-in capital. The debt discount will be amortized over the eight year life of the related debt. The unamortized discount was $0.4 million at March 25, 2007 (Successor).
     Both senior subordinated debt agreements contain restrictive provisions which include, but are not limited to, requiring the Company to maintain certain financial ratios and limits upon the Company’s ability to incur additional indebtedness, make certain acquisitions or investments, sell assets or make other restricted payments, including dividends. The Company is also required to calculate quarterly covenants for debt leverage ratios and interest coverage ratio.
     The loan agreement allows the lender to accelerate repayment of the principal in the case of specific events of default outlined in the senior subordinated credit agreement. Management believes the Company currently has no risk with regards to events of default.
     On July 25, 2005, the Company entered into an interest rate cap transaction for $100.0 million of its outstanding senior credit facility. The transaction involved establishing a cap of 6% on the interest rate to be paid by the Company. The Company paid $0.047 million for the cap. On December 23, 2005, the Company sold $50.0 million. The remaining $50.0 million expires on July 25, 2007 and has a market value of $0.001 million at March 25, 2007 (Successor). The related derivative asset has been included in Other Assets on the condensed consolidated balance sheet.
     Refinancing
     On November 30, 2005, the Company refinanced its existing capital structure. The objective of the refinancing was to provide the Company with a long-term capital structure that is consistent with its strategy and preserve acquisition flexibility. The refinancing was completed through an offering of $175 million of Senior Notes and a new senior secured credit facility comprised of a $50.0 million senior credit term loan facility, a new revolving credit facility with an availability of $35.0 million and an additional $75.0 million in uncommitted incremental term loans. The transactions described in this paragraph are collectively referred to herein as the “Refinancing”. The proceeds of the Refinancing were used to repay the outstanding balances under the Term A, Term B, Term C and $30.0 million of the senior subordinated debt resulting in no extinguishment gain or loss.
     10 3/4 % Senior Notes
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

NETWORK COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as a percentage of the principal amount, plus accrued and unpaid interest to the redemption date for the 12-month period commencing on December 1 follow:

Optional
Redemption
Period	Percentage
2009	105.375%
2010	102.688%
2011 and thereafter	100.000%
     The Senior Notes were issued at a discount of $2.29 million, which is being amortized as interest expense over the life of the Senior Notes. The unamortized discount was $1.9 million at March 25, 2007 (Successor).
     The Company was obligated to file an Exchange Offer Registration Statement with the SEC by July 28, 2006 and to use commercially reasonable efforts to cause the Exchange Offer Registration Statement to become effective by October 26, 2006. The Company filed its initial registration statement with the SEC on June 2, 2006 and was declared effective on August 4, 2006.
     New Senior Credit Facility
     In conjunction with the Refinancing, the Company entered into a Term Loan Credit Agreement with certain lenders for an aggregate principal amount of $50 million. The proceeds of the loan were used to repay all amounts outstanding under the existing credit agreement, amounts outstanding in respect of the senior subordinated notes (including accrued interest and applicable prepayment penalties) and to pay fees and expenses incurred in connection with the Refinancing.
     Under the new senior credit facility, the Company, at its option, can borrow funds at an interest rate equal to the London Interbank Offered Rate (“LIBOR”) plus a margin or at the lender’s base rate (which approximates the Prime rate) plus a margin. Interest rates under the term facility are base rate plus a margin of 1.50% or LIBOR plus a margin of 2.50%. Interest rates under the revolving facility are base rate plus a margin ranging from 1.50% to .75% or LIBOR plus a margin ranging from 2.50% to 1.75%. The applicable margin payable by the Company on the revolving facility is determined by the Company’s senior secured leverage ratio, which is calculated quarterly.
     The Company had $49.5 million outstanding under the term facility with no availability to borrow at March 25, 2007 (Successor). Also, as of the fiscal year end, the Company had $7.0 million outstanding with $28.0 million available to borrow under the revolving loan facility. The interest rate at March 25, 2007 (Successor) for the Revolver was at a rate of base plus 1.0% and/or LIBOR plus 2.0%. The effective interest rate on the balances outstanding under the term loan was 7.88% at March 25, 2007 (Successor).
     The final repayment of any outstanding amounts under the revolving facility is due November 30, 2010. The term loan facility commences amortization in quarterly installments of $0.125 million beginning March 31, 2006 through November 30, 2012.
     Under the new credit facility, the Company may obtain additional funding through Incremental Loan Commitments in an amount not to exceed $75 million. As of March 25, 2007 (Successor), there were no borrowings against the Incremental Loan Facility.
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
     In addition to providing fixed principal payment schedules for the term and revolving facilities the loan agreement also includes an Excess Cash Flow Repayment provision that requires repayment of principal

NETWORK COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
based on the Company’s leverage ratio, EBITDA, working capital, debt service and tax payments. The Excess Cash Flow amount is calculated and paid annually with the repayment of principal allocated on a pro rata basis to the term and revolving loans. The Company expects to make a payment of approximately $2.6 million under the Excess Cash Flow Repayment provision based on the fiscal year end March 25, 2007 financial results. This payment is to be made on July 1, 2007 and accordingly, has been included in current maturities of long-term debt at March 25, 2007. The Company is also required to pay an annual non-utilization fee equal to .50% of the unused portion of the revolving credit facility.
     Aggregate minimum principal maturities on long-term debt as of fiscal year end follow:

2008 *	$3,084,182
2009	500,000
2010	500,000
2011	500,000
2012	500,000
Thereafter	258,811,050

$263,895,232

* Based on loan amounts outstanding at March 25, 2007; includes principal repayments under Excess Cash Flow provision for fiscal year 2007 of approximately $2.6 million (see discussion above).
     The Company assumes that as amounts become due under the loan agreement the amounts needed for the payments will be obtained from the Company’s operating cash flow supplemented by borrowings under the revolving loan as needed.
13. Stockholder’s Equity
     On January 7, 2005, NCI’s parent, GMH, a wholly-owned subsidiary of GMHC, was acquired by CVC for consideration of $383.9 million, adjusted as defined within the Agreement and Plan of Merger. GMHC was subsequently recapitalized to reflect 17,524,091 shares of series L common stock in the amount of $192.7 million, 1,079,863 shares of series A common stock in the amount of $1.1 million, term loans of $148.7 million and senior subordinated debt of $55.0 million. GMH recapitalized NCI with the proceeds from its common equity in the amount of $194.4 million, including the value allocated to the warrants. The funds received for capitalization have been recorded in the accompanying financial statements as Additional Paid-In Capital (“APIC”).
     On June 24, 2004, the Company entered into a refinancing agreement with its existing lenders to repay current debt balances and enter into new debt agreements providing the Company with additional capital. In connection with the recapitalization, the Company increased the term loan portion of its senior credit facility from approximately $86.0 million to $150.0 million. A portion of the proceeds were used to pay a dividend to our parent, GMH. GMH used these funds to pay a dividend to its prior stockholders. The distribution reflected a payment of $5,231,243 to GMH’s preferred equity holders and $56,397,876 to GMH’s common equity holders.
14. Commitments and Contingencies
     Commitments
     In August 2005, the Company entered into a contract for the manufacture of a printing press. The new press was delivered in the fourth quarter of fiscal year 2007 and is expected to be installed and fully operational by the second quarter of fiscal 2008. The total cost of the press, including installation, will be $5.2 million. The payments for the press were made according to certain performance based milestones. The Company made six contract payments during fiscal 2006 and fiscal 2007 totaling $3.7 million. The remaining balance of $1.5 million will be paid during fiscal 2008.

NETWORK COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Operating Leases
     The Company is obligated under noncancellable operating leases and leases for office space which expire at various dates through 2012. Certain of the leases require additional payments for real estate taxes, water and common maintenance costs.
     Minimum lease payments due under noncancellable operating lease agreements with terms in excess of a year follow:

2008	$4,355,831
2009	3,410,949
2010	2,672,170
2011	2,031,463
2012	1,541,410
Thereafter	330,953

Total minimum lease payments	$14,342,776

     Rent expense for the year ended March 25, 2007 (Successor), for the year ended March 26, 2006 (Successor), for the period January 7, 2005 to March 27, 2005 (Successor) and for the period March 29, 2004 to January 6, 2005 (Predecessor) amounted to $4.0 million, $3.4 million, $0.6 million, and $2.2 million, respectively.
     Capital Leases
     The Company is obligated under capital leases for computer equipment and software which expire at various dates through 2013.
     Payments due under capital lease agreements with terms in excess of a year follow:

2008	$445,973
2009	250,251
2010	68,577
2011	16,852
2012	6,732
Thereafter	1,683

Total minimum lease payments	790,068
Less amount representing interest	(41,006)

Present value of minimum capital lease payments	$749,062

     Principal payments and interest expense for the year ended March 25, 2007 (Successor), the year ended March 26, 2006 (Successor), the period January 7, 2005 to March 27, 2005 (Successor) and the period March 29, 2004 to January 6, 2005 (Predecessor), amounted to $ 0.7 million, 0.6 million , $0.1 million, and $0.3 million, respectively.
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

NETWORK COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
15. Income Taxes
     The expense (benefit) for income taxes related to income from continuing operations consists of the following:

	Fiscal Year	Fiscal Year
	Ended	Ended	January 7, 2005 to	March 29, 2004 to
	March 25, 2007	March 26, 2006	March 27, 2005	January 6, 2005
	Successor	Successor	Successor	Predecessor
Federal
Current	$4,226,551	$2,197,326	$(959,806)	$2,337,918
Deferred	(8,503,327)	(7,408,566)	(678,042)	392,015

	(4,276,776)	(5,211,240)	(1,637,848)	2,729,933

State
Current	724,552	376,684	(164,538)	400,786
Deferred	(1,278,696)	(1,351,106)	(123,134)	71,883

	(554,144)	(974,422)	(287,672)	472,669

Income tax expense (benefit)	$(4,830,920)	$(6,185,662)	$(1,925,520)	$3,202,602

     The expense (benefit) for income tax differs from the amount that would be calculated applying the federal statutory rate of 35% (2007, 2006 and 2005) to (loss) income before expense (benefit) for income taxes for continuing operations as follows:

	Fiscal Year	Fiscal Year
	Ended	Ended	January 7, 2005 to	March 29, 2004 to
	March 25, 2007	March 26, 2006	March 27, 2005	January 6, 2005
	Successor	Successor	Successor	Predecessor
Expected income tax expense (benefit)	$(3,730,236)	$(6,021,947)	$(1,872,574)	$2,758,861
State income taxes, net of federal benefit	(360,488)	(628,306)	(197,038)	315,693
Deferred tax rate change	(896,333)	—	—	—
Permanent differences	402,215	394,379	76,030	95,350
Other	(246,078)	70,212	68,062	32,698

Income tax expense (benefit)	$(4,830,920)	$(6,185,662)	$(1,925,520)	$3,202,602

NETWORK COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The Company’s deferred tax assets and liabilities consist of the following:

	March 25, 2007	March 26, 2006
	Successor	Successor
Current:
Deferred tax assets:
Allowance for doubtful accounts	$728,023	$590,142
Accumulated other comprehensive loss	29,148	—
Deferred tax liability:
Accrued compensation and benefits	(32,682)	—

Net current deferred tax assets	724,489	590,142

Noncurrent:
Deferred tax assets:
Pay-in-kind note interest	2,243,259	1,184,917
Deferred tax liabilities:
Intangible assets amortization	(43,156,385)	(48,176,285)
Property, equipment and depreciation	(3,671,409)	(7,240,843)

Net noncurrent deferred tax liabilities	(44,584,535)	(54,232,211)

Net deferred tax liabilities	$(43,860,046)	$(53,642,069)

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the existence of sufficient deferred tax liabilities, management believes it is more likely than not that the Company will realize the benefits of these deductible differences.
16. Profit Sharing and 401(k) Plans
     The Company has a Profit Sharing Plan for all employees. The Profit Sharing Plan is at the discretion of the Company and can be amended or terminated by the Company at any time. The expense for the profit sharing plan for the year ended March 25, 2007 (Successor), the year ended March 26, 2006 (Successor), the period from January 7, 2005 to March 27, 2005 (Successor) and the period from March 29, 2004 to January 6, 2005 (Predecessor) was $1.1 million, $1.5 million, $0.2 million, and $1.0 million, respectively.
     The Company sponsors defined contribution plans pursuant to which employees can elect to defer a portion of their compensation for funding of retirement investments. The Company matches a certain percentage of the employee’s elected contribution, which is reported as an expense in the applicable payroll period. The Company contributed $1.5 million, $1.4 million, $0.2 million, and $1.0 million, to the plans during the year ended March 25, 2007 (Successor), the year ended March 26, 2006 (Successor), the period from January 7, 2005 to March 27, 2005 (Successor), the period from March 29, 2004 to January 6, 2005 (Predecessor), respectively.
17. Related Party Transaction
     On June 28, 2002, the Predecessor entered into a management and consulting agreement with ABRY Partners, LLC (“ABRY”) whereby the Predecessor would owe ABRY approximately $0.21 million for the year ended March 27, 2005 (Successor), and 105% of the previous year’s fee in subsequent years for management and consulting services. The management and consulting agreement with ABRY terminated effective January 7, 2005.
     In December 2004, the Company entered into a 10-year advisory agreement with CVC Management LLC (“CVC”) now known as Court Square Capital Partners (“CSC Management”) whereby the Company is to pay CVC in quarterly installments an annual fee, which is the greater of $0.21 million or .016% of the fiscal 2006 annual consolidated revenue, in exchange for advisory services. The Company was also to reimburse CVC for reasonable out-of-pocket expenses incurred in its performance of advisory services.

NETWORK COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Under this agreement, the Company paid $0.2 million and $0.2 million for the fiscal year ended March 25, 2007 and March 26, 2006, respectively. The amounts accrued under this agreement as of March 25, 2007 (Successor) and March 26, 2006 (Successor) were $0.05 million and $0.07 million, respectively.
     We retained TMG Public Relations (“TMG”) to perform public relations and marketing services on the Company’s behalf on a project-by-project basis. TMG is owned by the spouse of Dan McCarthy, NCI’s Chairman and Chief Executive Officer. In each of fiscal 2007 and 2006, we made payments to TMG of $0.6 million and $0.2 million. The Company accrued $0.1 million and $0.03 million for services rendered as of March 25, 2007 (Successor) and March 26, 2006 (Successor). We expect to continue to use the services of TMG during fiscal 2008.
18. Selected Quarterly Financial Data (unaudited)
     Unaudited Interim Results
     The accompanying unaudited interim condensed consolidated financial statements and information have been prepared in accordance with accounting principles generally accepted in the United States and in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, these financial statements contain all normal and recurring adjustments considered necessary to present fairly the financial position, results of operations and cash flows for the periods presented.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2007
Sales	$47,670	$48,564	$49,947	$57,558
Gross profit	15,532	13,935	15,305	14,674
Operating income	4,564	4,847	5,164	3,467
Net loss from continuing operations	(1,176)	(1,085)	(1,001)	(2,565)
Loss from discontinued operations, net of applicable taxes	(26)	(86)	—	—
Net loss	$(1,202)	$(1,171)	$(1,001)	$(2,565)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2006
Sales	$39,753	$41,798	$43,287	$51,684
Gross profit	13,030	12,980	12,510	11,545
Operating income	3,012	4,112	3,814	405
Net loss from continuing operations	(676)	(184)	(4,938)	(5,222)
Income from discontinued operations, net of applicable taxes	3	—	1	15
Net loss	$(673)	$(184)	$(4,937)	$(5,206)
19. Subsequent Events
     On March 28, 2007, the Company acquired the New England Home Magazine. The acquisition expands NCI’s Home and Design presence in the New England states.
     On April 4, 2007, the Company acquired the Relocating in St. Louis Magazine. The quarterly publication focuses on home products and services for the St. Louis area.
     On May 10, 2007, the Company acquired The Greater Jacksonville Apartment Guide, an apartment directory serving communities in and around the Jacksonville, Florida area.
     The aggregate preliminary purchase price for these acquisitions is $9.3 million.
     On April 30, 2007, the Company entered into a forward contract to exchange $1.0 million Canadian Dollars for U.S. Dollars on or before October 30, 2007.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     None.
Item 9A. Controls and Procedures
     We have performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report. The evaluation was conducted under the supervision and with the participation of the principal executive officer (“CEO”) and principal financial officer (“CFO”). Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures are effective. There was no change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
     None.
PART III
Item 10. Directors and Executive Officers of the Registrant
     The following table sets forth certain information regarding our directors and executive officers. All directors hold office until the next annual meeting of stockholders, and until their successors are duly elected and qualified.

Name	Age	Position(s)
Daniel McCarthy	47	Chairman and Chief Executive Officer
Gerard Parker	44	Director, Senior Vice President, Chief Financial Officer
Scott Dixon	52	Senior Vice President, NCI — President of Real Estate Area

Marcia Bollinger	49	Senior Vice President — Multi-Family Area
Stuart Christian	42	Senior Vice President — Production/Operations
Glenn Goad	42	Executive Vice President — Consumer Strategy
Adam Japko	48	Senior Vice President, NCI — President of Home Design Area

Susan Deese	51	Senior Vice President and General Counsel
David F. Thomas	57	Director
Ian D. Highet	42	Director
Martin Maleska	63	Director
John Overbay	30	Director
     Daniel McCarthy, Chairman and Chief Executive Officer. Since May 2002, Mr. McCarthy has served as our Chairman and CEO and as the Chairman and CEO of our ultimate parent, GMH Holding Company (“GMHC”), which was created in January 2005 to facilitate acquisition by CVC; previously the holding company was GMH. GMH was originally formed in 2002 in order to pursue acquisition opportunities in the media and information sectors. From 2000 to 2001, Mr. McCarthy served as President and CEO of Themestream, Inc. From 1998 to 2000, Mr. McCarthy served as President and CEO of PRIMEDIA Enthusiast Group. Prior to joining PRIMEDIA, Mr. McCarthy was President and CEO of Cowles Business Media. Prior to joining Cowles, Mr. McCarthy was Executive Vice President for Communications Trends, Inc.
     Gerard Parker, Director and Chief Financial Officer. Since he joined us in 2002, Mr. Parker has served as our Senior Vice President and Chief Financial Officer and has served as a director of GMHC since January 2005. From 1994 to 2002, Mr. Parker was Vice President and CFO of Primedia’s Consumer Guides division. Prior to joining Consumer Guides, Mr. Parker was Vice President, Business Development and Director, Strategic Planning with PRIMEDIA. Previously, Mr. Parker also worked at Macmillan Publishing, Salomon Brothers and Ernst & Young.

     Scott Dixon, Senior Vice President NCI — President Real Estate Area. Mr. Dixon joined us in 1995 and served as Director of Business Operations until 1999. From 1999 to 2004, he was Vice President of Sales Operations. Since May 2004, he has served as our Senior Vice President and President of the Real Estate Area. Prior to joining us, from 1979 to 1994, Mr. Dixon was at Digital Equipment Corporation in a variety of managerial positions, including Product Business Planning Manager, District Business Manager, Industry Business Manager and Marketing Support Manager.
     Marcia Bollinger, Senior Vice President — Multi-Family Area. Since she joined us in 2003, Ms. Bollinger has served as our Senior Vice President of the Multi-Family Area publications. Ms. Bollinger has chaired and served on over 200 local, state and national Apartment Association committees. Ms. Bollinger also served as the National Suppliers Council (NSC) Chairman, Vice-Chairman, and Secretary. Prior to joining us, from 1999 to 2003, Ms. Bollinger was employed at Homestore.com as National Director of Real Estate Sales Division. Prior to working at Homestore.com from 1983 to 1999, Ms. Bollinger was the Vice President and Regional Director for Consumer Guides, a division of PRIMEDIA, where she managed the apartment directory business in the central region of the United States.
     Stuart Christian, Senior Vice President — Production/ Operations. Since January 2004, Mr. Christian has served as our Senior Vice President of Production/Operations and Information Technology. He joined us in 1991. From 1997 to 2004, Mr. Christian was Vice President of Operations with responsibility for the management of our prepress operations and production facility. He is responsible for the production of all of our publications as well as our information technology group.
     Glenn Goad, Executive Vice President — Consumer Strategy. Mr. Goad joined us in 2002 as Executive Vice President — Interactive Division, responsible for our online products. Since March 2005, Mr. Goad has served as our Executive Vice President — Consumer Strategy and is responsible for our internet and national distribution operations. Prior to joining us, from 1999 to 2002, Mr. Goad served as the Vice President of Sales for the Ticketmaster- Citysearch real estate division.
     Adam Japko, Senior Vice President NCI, President Home & Design Area. Since joining us in May 2005, Mr. Japko has served as our President of the home and design publications area. From 1999 to 2005, he was President and Chief Operating Officer for Pennwell Corporation’s Advanced Technology Division.
     Susan Deese, Senior Vice President and General Counsel. Since joining us in 1995, Ms. Deese has served as our General Counsel. Prior to joining us, Ms. Deese was employed as Legal Counsel for Cleo Inc., then at Gibson Greetings company.
     David F. Thomas, Director. Mr. Thomas has been a director since January 2005. Mr. Thomas has also been director of GMHC since January 2005. He is the President of CVC. He joined CVC in 1980 and has been a Managing Partner at CVC since 2000. Previously, he held various positions with Citibank’s Transportation Finance and Acquisition Finance Groups. Prior to joining Citibank, Mr. Thomas was a certified public accountant with Arthur Andersen & Co. Mr. Thomas received degrees in finance and accounting from the University of Akron. He is a director of Worldspan Technologies, Inc. and MagnaChip Semiconductor, LLC.
     Ian D. Highet, Director. Mr. Highet has been a director since January 2005. Mr. Highet has also been director of GMHC since December 2004. He is a Partner at CVC. He joined CVC in 1998 after working as Vice President of Corporate Development at K-III Communications Corporation, a media holding company formed by Kohlberg Kravis Roberts & Co. Mr. Highet has been Partner at CVC since 1998. Mr. Highet received his Bachelor of Arts (cum laude) from Harvard College and his MBA from Harvard Business School. He is a director of Worldspan Technologies, Inc and Auto Europe Holdings.
     Martin Maleska, Director. Mr. Maleska has been a director since March 2007. Mr. Maleska is also a director of GMHC. He is a consultant to Court Square Capital Partners. In 2005, Mr. Maleska organized Riverstone Partners to provide consulting and investment banking services to companies. He served as Chief Executive Officer of Primedia Business from 2003 to 2004. Prior to 2003, Mr. Maleska was a Managing Director at Veronis Suhler Stevenson. He serves on the boards of CCC, Source Media, Questar Assessment, RFID Journal and Executive Development Networks.
     John P. Overbay, Director. Mr. Overbay has been a director since April 2007. Mr. Overbay is also a director of GMHC. He is a Vice President at Court Square Capital Partners. Prior to joining Court Square in 2007, he was an Associate in Warburg Pincus’ Technology, Media and Telecommunications group from 2005 to 2007. Previously he was an Analyst at Hicks, Muse, Tate & Furst from 2003 to 2005 and an

Analyst and Associate in the Mergers and Acquisition group of JP Morgan from 2000 to 2003. Mr. Overbay received his B.A. cum laude from Middlebury College.
Committees of the Board of Directors
Audit Committee
     We have formed a standing audit committee which consists of Ian Highet, as chairman, David Thomas and John Overbay. The audit committee will assist the Board of Directors in fulfilling its duties with respect to the integrity of financial statements, the financial reporting process, compliance with ethics policies and legal and other regulatory requirements, the independent registered public accounting firm’s qualifications and independence, systems of internal accounting and financial controls, the performance of the independent registered public accounting firm and the internal audit function.
Audit Committee Financial Expert
     Our equity is not currently listed on or with a national securities exchange or national securities association, and we are not required to designate any of our Audit Committee members as an audit committee financial expert. As a result, we have not elected to delegate at this time an Audit Committee financial expert, but may elect to do so in the future.
Code of Ethics
     As of March 25, 2007, we have not adopted a code of ethics since we are a newly public company effective during our current fiscal year on August 4, 2006. Our management team, in conjunction with our Board of Directors, is engaged in the process of drafting the code of ethical conduct which would apply to our Chief Executive Officer, our Chief Financial Officer and principal accounting officer or persons performing similar functions.
Compensation Committee
     We do not currently have a Compensation Committee. However, we may appoint such a committee in the future.
Compensation of Directors
     During fiscal 2007, our independent directors were not compensated for serving on the Board of Directors. However, we may compensate our independent directors for serving on the Board of Directors in the future.
Compensation Committee Interlocks and Insider Participation
     None of our officers, employees or loan officers serves or served at any time since the first day of the last fiscal year as a member of our compensation committee or participated in deliberations or our Board of Directors concerning executive officer compensation. None of our executive officers serves or served at any time since the first day of the last fiscal year as a member of the Board of Directors or compensation committee of any entity that has one or more executive officers serving on our compensation committee or Board of Directors. No interlocking relationship exists between our Board of Directors or the compensation committee of any other company. See Item 13. “Certain relationships and related transactions” for a discussion of the relationship between us and Court Square Capital Partners.
Stock Option Plan
     We do not currently have a stock option plan, but may implement such a plan in the future.

Item 11. Executive Compensation
Compensation Discussion and Analysis
The following discussion and analysis of compensation arrangements of our named executive officers for 2007 should be read together with the compensation tables and related disclosures set forth below.
Overview
     Court Square Capital Partners controls 89% of GMHC’s outstanding capital stock, including the period in which the 2007 compensation elements for our named executive officers were determined; Court Square holds three of seven seats on our Board of Directors.
     Our named executive officers participate in the Senior Management Incentive Compensation Plan (“SMICP”). Participants are paid at the discretion of our Board of Directors, a percentage of their salary based on the achievement of certain budget goals.
General Compensation Philosophy, Objectives and Purpose
     Compensation Policy. Our executive compensation policy surrounds a core value of our Company that the compensation of all of our employees, including our executive officers, should be set at levels that allow us to attract and retain employees who pursue success, share our passions and values and who demonstrate the ability to do so. Therefore, we set compensation levels that reflect market and are consistent with executives of comparably sized companies. We annually review the performance of our businesses and the executives responsible for that performance. The results of this review are combined with the recommendations of our CEO and CFO to ensure that executive compensation reflects executive performance and success. Our compensation strategy is based on a base salary with an annual cash bonus tied to the achievement of certain criteria. Our compensation strategy is executed under the direction and approval of our Board. The compensation of our CEO and CFO is prescribed by their respective employment agreements (see discussion below).
     Our executive officers are Daniel McCarthy, our Chairman of the Board and Chief Executive Officer; Gerard Parker, Director, Senior Vice President and Chief Financial Officer; Scott Dixon, Senior Vice President of NCI — President of Real Estate Area; Marcia Bollinger, Senior Vice President — Multi-Family Area; Adam Japko, Senior Vice President of NCI — President of Home Design Area.
     Base Salary. We believe that market competitive base salaries are an essential aspect of each executive’s total compensation. Base salary for our executives is based on the responsibilities of their positions and their ability to lead their respective teams to achieve pre-established goals. The salary of each executive officer is determined by the Board of Directors. In making its determinations, the Board gives consideration to the recent financial performance of the Company, the magnitude of responsibilities, the scope of the position, individual performance and compensation paid by Company. The Board solicits input from our Chairman with respect to the performance of our executive officers and their compensation levels.
     Annual Bonus. We believe that each executive’s compensation should include a portion that is predicated on achieving pre-defined performance objectives. All of the executive officers are eligible for annual cash bonuses which are awarded under the Senior Management Incentive Compensation Plan (“SMICP”). Our objective in designing at-risk compensation for our executive officers is to incentivize our senior executives to contribute to revenue growth, manage operating expenses and maximize Company earnings. The financial targets for EBITDA and revenue, integrated into our SMICP, are established and approved by our Board of Directors as well as other pertinent criteria. The criteria include meeting certain EBITDA targets as well as revenue targets for each individual participant’s respective operating units. The bonus target is comprised of a 20% weight based on achieving the EBITDA target, the remaining weight is allocated to revenue targets, gross margin and expenditure targets and a discretionary component. Each participant’s allocation differs based on their responsibilities. The total target bonus ranges from 20% to 40% of each participant’s base salary. If all targets are exceeded, the maximum bonus ranges from 30% to

60% of each participant’s base salary. We pay bonuses in the subsequent fiscal year upon completion of the year end audit by our independent registered public accounting firm.
     Our 2007 SMICP includes the following elements. Each element carries a certain weight in the calculation of total cash bonus:
•	achieving company-wide EBITDA targets;

•	achieving revenue targets within their respective areas;

•	achieving gross margin and other direct expenditure targets within their respective areas;

•	discretionary based on overall performance of the individual;
     To be eligible to receive a bonus, participants must achieve at least 90% — 95% of the EBITDA and Revenue target.
     The amount earned by each of our named executive officers under the 2007 SMICP was calculated in May 2007 based on the fiscal 2007 financial results. We did not issue any long-term compensation during fiscal 2007 to our senior executive officers.
     Other. Other compensation to our executives includes typical employee benefits offered to all employees such as group medical, dental and vision coverage, group life insurance, short term disability insurance, flexible spending accounts and 401(k) Plan with Company matching. The Company provides an automobile allowance on a case by case basis, as negotiated.
     The Company does not have a pension plan or an equity incentive plan. However, pursuant to their employment agreements, our CEO and CFO are entitled to purchase additional common equity in the event Court Square Capital Partners achieves certain internal rates of return on its investment in us. We do not have a nonqualified deferred compensation program for our senior executives.
Potential Payments Upon Termination or Change of Control
     Pursuant to their employment agreements, our CEO and CFO are entitled to receive severance payments equal to such executive’s base salary for up to two years, should there be a material adverse change in the executive’s function and responsibilities without the consent of the executive. All other named executives subject to termination without cause may receive cash payments, at the discretion of the Board of Directors.
     We are not obligated to make any cash payment or provide continued benefits to the named executive officers, other than certain vested 401(k) plans, if their employment is terminated by us for cause or by the executive without cause.

     The following table summarizes the annual compensation of our named executive officers for fiscal 2007.

Summary Compensation Table
			Non-Equity
			Incentive Plan
	Fiscal		Compensation	All Other
Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Compensation ($)		Total ($)
Daniel McCarthy Chairman & Chief Executive Officer	2007	397,536	99,384	57,672	(2)(3)	554,593
Gerard Parker Senior Vice President & Chief Financial Officer	2007	265,024	66,256	7,221	(3)	338,501
Adam Japko Senior Vice President President of Home Design Area	2007	295,000	31,987	4,821	(3)	331,808
Scott Dixon Senior Vice President President of Real Estate Area	2007	223,654	81,441	7,422	(3)	312,516
Marcia Bollinger Senior Vice President Multi-Family Area	2007	257,273	23,842	9,042	(3)(4)	290,157

(1)	Bonus reflected in year earned even though paid in the subsequent fiscal year. The bonuses for fiscal year 2007 will be paid in June 2007.

(2)	Includes payments for a leased vehicle ($6,124) and apartment rental ($10,740) in Georgia for use by Mr. McCarthy. Also includes payments made for club memberships of ($5,964) and commuting expense of ($34,244).

(3)	Represents matching contributions made by us pursuant to our 401(k) plan, premiums paid on life insurance plan and short term disability plan.

(4)	Includes an auto mileage allowance.
Employment Agreements
Daniel McCarthy
     We entered into an employment agreement with Mr. McCarthy which became effective as of December 23, 2004. This agreement will continue in effect until the earlier of: (i) December 23, 2009; (ii) Mr. McCarthy’s resignation, death or disability or other incapacity as determined by the Board of Directors in good faith; or (iii) termination of the employment agreement for cause or without cause.
     Pursuant to his employment agreement, Mr. McCarthy’s annual base salary is $393,750, subject to annual increases of 5% of his salary for the immediate prior year. Mr. McCarthy received a bonus of $189,303 for fiscal 2006 pursuant to his employment agreement. He also received a one-time discretionary bonus of $225,000 related to the recapitalization of the Company in June 2004. In addition, Mr. McCarthy is also entitled to receive an annual bonus of up to 75% of his average salary in effect during any fiscal year based on certain EBITDA performance targets. Mr. McCarthy’s annual bonus for fiscal 2007, payable June 2007, is $99,384.
     During Mr. McCarthy’s employment, we must provide Mr. McCarthy with family health and dental, life, long-term disability and directors’ and officers’ liability insurance and other benefits offered under our plans as the Board of Directors may establish from time to time. Mr. McCarthy is also entitled to four weeks paid vacation each year.

     Pursuant to his employment agreement, we must also reimburse Mr. McCarthy for all reasonable expenses incurred by Mr. McCarthy in carrying out his duties and for commuting and living expenses not to exceed, in the aggregate, $3,000 per month.
     In the event of Mr. McCarthy’s resignation (other than within 30 days of a substantial diminution of Mr. McCarthy’s professional responsibilities or a significant reduction in his salary or benefits, services, perquisites and amenities to which Mr. McCarthy was entitled under the agreement), death, disability or other incapacity or the termination of his employment for “cause” or in connection with a sale of our business, Mr. McCarthy will not be entitled to receive his salary or any fringe benefits or performance bonus for periods after the termination of employment; provided, in the case of death, disability or other incapacity, he will be entitled to receive a pro rata portion of his performance bonus for the period during which Mr. McCarthy was employed by us at the time the performance bonus would normally be paid and based upon our actual performance for the relevant fiscal year. In the event that Mr. McCarthy’s employment is terminated by us without cause, or by him within 30 days after a substantial diminution of Mr. McCarthy’s professional responsibilities or a significant reduction in his salary or benefits, services, perquisites and amenities which Mr. McCarthy was entitled to under the agreement, then so long as Mr. McCarthy continues to comply with the confidentiality, non-competition and non-solicitation covenants under the agreement, Mr. McCarthy shall be entitled to receive (i) severance payments in an aggregate amount equal to two years’ salary based on the salary in effect at the time his employment is terminated and (ii) benefits at the same level and on the same terms as they are provided from time to time to our senior management employees for a period of two years from the date of such termination. Any such severance payments paid to Mr. McCarthy by us will be paid in equal monthly installments; provided that, Mr. McCarthy shall be required to sign a release of all past, present and future claims against Court Square Capital and GMHC, its subsidiaries and affiliates as a condition to receiving such payments and benefits.
     Pursuant to his employment agreement, on January 7, 2005, Mr. McCarthy exchanged certain securities of GMH in exchange for approximately $1.7 million of Class L Common Stock of GMHC at a price of $11.00 per share and received approximately $568,348.90 of Class A Common Stock of GMHC at a price of $1.00 per share. In addition, Mr. McCarthy acquired 3.0% of GMHC fully-diluted common equity in the form of Class A Common Stock from a pool of 7.3% (1,420,872 shares) of GMHC’s fully-diluted common equity that is available to management. Such equity shall vest so long as Mr. McCarthy remains an employee. Mr. McCarthy will also have the opportunity to acquire an additional 1.4% of GMHC’s fully-diluted common equity in the form of Class A Common Stock from a pool of 2.4% (473,624 shares) of GMHC’s fully-diluted common equity that is available to management in the event that Court Square Capital actually realizes certain internal rate of returns on its investment in us. The details of this stock purchase opportunity have not yet been finalized as we and our equity sponsor have currently engaged outside legal counsel to draft the specifics of the stock purchase plan and formalize the criteria required for execution. Accordingly, we have not recognized any compensation expense in the financial statements. We expect that the structure will be an outright purchase of the GMHC Class A Common Stock by Mr. McCarthy at a price equal to the fair value at the time of purchase, with vesting contingent on Court Square Capital realizing its internal rate of return target on the investment.
     Mr. McCarthy is subject to non-competition and non-solicitation covenants during the term of his employment and for the two-year period following the termination of such employment.
Gerard Parker
     We entered into an employment agreement with Mr. Parker which became effective as of January 7, 2005. This agreement will continue in effect until the earlier of: (i) January 7, 2010; (ii) Mr. Parker’s resignation, death or disability or other incapacity as determined by the Board of Directors in good faith; or (iii) termination of the employment agreement for cause or without cause.
     Pursuant to his employment agreement, Mr. Parker’s annual base salary is $262,500, subject to annual increases of 5% of his salary for the immediate prior year. Mr. Parker received a bonus of $126,202 for fiscal 2006 pursuant to his employment agreement. He also received a one-time discretionary bonus of $100,000 related to the recapitalization of the Company in June 2004. In addition, Mr. Parker is also entitled to receive an annual bonus of up to 75% of his average salary in effect during any fiscal year based on certain EBITDA performance targets. Mr. Parker’s annual bonus for fiscal 2007, payable June 2007 is $66,256.

     During Mr. Parker’s employment, we must provide Mr. Parker with family health and dental, life, long-term disability and Directors’ and Officers’ liability insurance and other benefits offered under our plans as the Board of Directors may establish from time to time. Mr. Parker is also entitled to four weeks paid vacation each year.
     Pursuant to his employment agreement, we must also reimburse Mr. Parker for all reasonable expenses incurred by Mr. Parker in carrying out his duties.
     In the event of Mr. Parker’s resignation (other than within 30 days of a substantial diminution of Mr. Parker’s professional responsibilities or a significant reduction in his salary or benefits, services, perquisites and amenities which Mr. Parker was entitled under the agreement), death, disability or other incapacity or the termination of his employment for “cause” or in connection with a sale of our business, Mr. Parker will not be entitled to receive his salary or any fringe benefits or performance bonus for periods after the termination of employment but, in the case of death, disability or other incapacity, he will be entitled to receive a pro rata portion of his performance bonus for the period during which Mr. Parker was employed by us at the time the performance bonus would normally be paid and based upon our actual performance for the relevant fiscal year. In the event that Mr. Parker’s employment is terminated by us without cause, or by him within 30 days after a substantial diminution of Mr. Parker’s professional responsibilities or a significant reduction in his salary or benefits, services, perquisites and amenities which Mr. Parker was entitled to under the agreement, then so long as Mr. Parker continues to comply with the confidentiality, non-competition and non-solicitation covenants under the agreement, Mr. Parker shall be entitled to receive (i) severance payments in an aggregate amount equal to two years’ salary based on the salary in effect at the time his employment is terminated and (ii) benefits at the same level and on the same terms as they are provided from time to time to our senior management employees for a period of two years from the date of such termination. Any such severance payments paid to Mr. Parker by us will be paid in equal monthly installments; provided that, Mr. Parker shall be required to sign a release of all past, present and future claims against Court Square Capital and GMHC, its subsidiaries and affiliates as a condition to receiving such payments and benefits.
     Pursuant to his employment agreement, on January 7, 2005, Mr. Parker received approximately $284,174 of Class A Common Stock of GMHC at a price of $1.00 per share. In addition, Mr. Parker acquired 1.5% of GMHC’s fully-diluted common equity in the form of Class A Common Stock from a pool of 7.3% (1,420,872 shares) of GMHC’s fully-diluted common equity that is available to management. Such equity shall vest so long as Mr. Parker remains an employee. Mr. Parker will also have the opportunity to acquire an additional 1.0% of GMHC’s fully-diluted common equity in the form of Class A Common Stock from a pool of 2.4% (473,624 shares) of GMHC’s fully-diluted common equity that is available to management in the event that Court Square Capital actually realizes certain internal rate of return for its investment in us. The details of this stock purchase opportunity have not yet been finalized as we and our equity sponsor have currently engaged outside legal counsel to draft the specifics of the stock purchase plan and formalize the criteria required for execution. Accordingly, we have not recognized any compensation expense in the financial statements. We expect that the structure will be an outright purchase of the Class A Common Stock by Mr. Parker at a price equal to the fair value at the time of purchase with vesting contingent on Court Square Capital realizing its internal rate of return target on the investment.
     Mr. Parker is subject to non-competition and non-solicitation covenants during the term of his employment and for the two-year period following the termination of such employment.
Option/SAR Grants During the Year Ended March 25, 2007
     There were no stock options granted to named executive officers during the year ended March 25, 2007.
Aggregated Option/SAR Exercises During the Year Ended March 25, 2007 and 2007 Year-End Option/SAR Values
     There were no exercises of stock options (granted in prior years) by any named executive officers during the year ended March 25, 2007. As of March 25, 2007 there were no outstanding stock options or stock appreciation rights.

Item 12. Security ownership of certain beneficial owners and management
     The following information with respect to the outstanding shares of our Common Stock beneficially owned by each director, the Chief Executive Officer and other most highly compensated executive officers, all beneficial owners known to us of more than five percent of each class of Common Stock of GMHC and the directors and executive officers as a group is furnished as of June 8, 2007, except as otherwise indicated. This table includes 585,926.70 currently exercisable warrants to purchase GMHC’s Class A Common Stock owned by Citicorp Mezzanine III, L.P.
     Each share of Class A Common Stock and Class L Common Stock has the general right to vote for all purposes as provided by law, including the election of directors, and are entitled to one vote for each share thereof. The holders of shares of the Class L Common Stock are entitled to receive distributions (including distributions of dividends, merger or consolidation consideration or liquidation consideration) up to a certain threshold before any such distributions are made to the holders of the Class A Common Stock. Thereafter, all holders of the Class A and Class L Common Stock are entitled to receive any proportional remaining distributions.

	Number of		Total Number
	Class L	Number of	of Common
	Common Shares	Class A Common	Shares
	Beneficially	Shares Beneficially	Beneficially
Name	Owned	Owned	Owned	Percentage
Citigroup Venture Capital Equity Partners, L.P.(1)	16,909,090.92	—	16,909,090.92	86.58%
Ian Highet(2)	22,727.27	—	22,727.27	*
David Thomas(2)	45,454.55	—	45,454.55	*
Clayton Albertson(2)	1,363.63	—	1,363.63	*
Daniel McCarthy(2)	159,090.91	568,348.90	727,439.81	3.73%
Gerard Parker(2)	—	284,174.45	284,174.45	1.46%
Adam Japko(2)	—	125,000.00	125,000.00	*
Stuart Christian(2)	—	42,626.17	42,626.17	*
Glenn Goad(2)	—	42,626.17	42,626.17	*
Scott Dixon(2)	—	125,000.00	125,000.00	*
Marcia Bollinger(2)	—	42,626.17	42,626.17	*
Susan Deese(2)	—	28,417.44	28,417.44	*
Todd Dubner (3)	—	65,000.00	65,000.00	*
Citicorp Mezzanine III, L.P. — Warrants(4)	—	585,926.70	585,926.70	3.00%
All directors and officers as a group (11 persons)	228,636.36	1,258,819.30	1,487,455.66	7.62%
All employees and executives of CVC as a group(1)	365,000.00	—	365,000.00	1.87%
Unallocated Management shares	—	97,052.95	97,052.95	*

*	Less than 1%

(1)	The address of these entities is c/o CVC, 399 Park Avenue, 14th Floor, New York, New York 10022. Includes 13,080,039.35 shares of Class L Common Shares held by Citigroup Venture Capital Equity Partners, L.P.; 130,210.98 shares of Class L Common Shares held by CVC/ SSB Employee Fund, L.P.; 116,018.50 shares held by CVC Executive Fund, LLC; and 3,582,822.09 shares held by CVC Gallarus Co-Investment LLC.

(2)	The address for each executive management member or director, as applicable, is c/o Network Communications, Inc. 2305 Newpoint Parkway, Lawrenceville, GA 30043.

(3)	The address of this individual is 251 5th Avenue, 7th Floor, New York, New York 10016

(4)	The address of this entity is 399 Park Avenue, 14th Floor, New York, New York 10022.

Item 13. Certain Relationships and Related Transactions
     Our Board of Directors review all related party transactions and determines whether or not the related party transaction in question is in the best interest of our company and its affiliates. Our executive officers submit these transactions to our Board in advance for approval. Additionally, existing related party transactions are reviewed on an annual basis for assessment on a case by case basis for continuation, modification or termination of the respective transaction.
Court Square Capital Partners Advisory Agreement
     Pursuant to an advisory agreement dated as of December 12, 2004, among GMHC, GMH Acquisition Corp. and CVC Management LLC, now known as Court Square Capital Partners (“CSC Management”) (the “Advisory Agreement”), if we are in compliance with the financial and negative covenants in our senior credit agreement, CSC Management is eligible to receive an annual advisory fee, the amount of which is the greater of (i) $210,000 per annum or (ii) 0.016% per annum of our annual consolidated revenue, determined on a trailing twelve month basis, plus reasonable out-of-pocket expenses. Otherwise, CSC Management receives compensation for advisory services actually performed, as billed on an hourly basis.
     CSC Management is also entitled to receive an early termination fee equal to the net present value of all advisory fees that would have become due under the Advisory Agreement from the effective date of the early termination until the end of the term.
     The initial term of the Advisory Agreement is ten years and it automatically renews on an annual basis until terminated. We may terminate the Advisory Agreement in the event of a public offering of GMHC’s common stock under the Securities Act other than pursuant to a registration statement on Form S-4 or Form S-8 or any similar or successor form or the public registration of a combination of our debt and equity securities in which not more than 10% of the gross proceeds received from the sale of such securities is attributed to such equity securities, provided that the net proceeds of such public offering is equal to $50.0 million or more.
Stockholders Agreement
     At the closing of the acquisition of our business, GMHC entered into a Securities Purchase and Holders Agreement dated as of January 7, 2005 (the “Stockholders Agreement”) with CVC L.P., certain of its affiliates and Court Square Capital Limited (“Court Square”), as well as certain other stockholders, including certain members of our management who own GMHC common stock and/or GMHC preferred stock and whom we refer to in this prospectus as the “minority stockholders.” The Stockholders Agreement provides that the Board of Directors of GMHC shall be comprised of up to five persons, including the Chief Executive Officer of GMHC and the Chief Financial Officer, and three persons designated by CVC L.P. CVC L.P. has the right to approve affiliate transactions, issuances of equity securities, incurrences of indebtedness, amendments of organizational documents and certain other matters, under certain specified circumstances and subject to certain specified exceptions.
     The Stockholders Agreement generally restricts the transfer of shares of GMHC common stock and GMHC preferred stock. Exceptions to this restriction include transfers to affiliates, transfers for regulatory reasons, transfers for estate planning purposes and transfers after the fifth anniversary of the closing of the Acquisition if there has been no public offering of shares of GMHC common stock, in each case so long as any transferee agrees to be bound by the terms of the Stockholders Agreement. After an initial public offering, additional exceptions to the transfer restrictions will include sales pursuant to certain registration rights of the stockholders.
     GMHC has “first offer” rights under the Stockholders Agreement entitling them to make an offer to purchase the shares of a stockholder prior to such stockholder being permitted to sell its shares to a third party. The stockholders have “tag-along” rights to sell their shares on a pro rata basis with CVC L.P. and its affiliates in sales to third parties. The Stockholders Agreement also contains a provision that requires GMHC to offer certain stockholders the right to purchase, on a pro rata basis, shares of GMHC upon any new issuance, subject to certain exceptions.

Registration Rights Agreement
     In connection with their entry into the Stockholders Agreement, GMHC, CVC L.P. and certain of its affiliates, Court Square and the minority stockholders entered into a registration rights agreement (the “registration rights agreement”). Pursuant to the registration rights agreement, upon the written request of CVC L.P. or Court Square, GMHC has agreed to (subject to customary exceptions and limitations) on one or more occasions prepare and file a registration statement with the SEC concerning the distribution of all or part of the shares of GMHC common stock held by CVC L.P. and certain of its affiliates or Court Square, as the case may be, and use its best efforts to cause the registration statement to become effective. Subject to certain exceptions, if at any time GMHC files a registration statement for GMHC common stock pursuant to a request by CVC L.P., Court Square or otherwise, GMHC will serve notice of such a request to the other parties to the registration rights agreement and allow those parties, upon request, to have their shares of GMHC common stock (or a portion of their shares under specified circumstances) included in the offering of GMHC common stock if the registration form proposed to be used may be used to register the shares. Registration expenses of the selling stockholders (other than underwriting discounts and commissions and transfer taxes applicable to the shares sold by such stockholders or the fees and expenses, with certain exceptions, of any accountants or other representatives retained by a selling stockholder) will be paid by GMHC. GMHC has agreed to indemnify the stockholders against certain customary liabilities in connection with any registration. In addition, each stockholder has agreed to not sell any shares of GMHC common stock within ten days prior to and ninety days after the effective date of any registration statement registering equity securities of GMHC (other than a registration on Form S-4, Form S-8 or any successor form), except as part of such effective registration statement or unless the underwriters managing the offering agree to a shorter period.
Agreement with TMG Public Relations
     We retain TMG Public Relations (“TMG”) to perform public relations and marketing services on the Company’s behalf on a project-by-project basis. TMG is owned by the spouse of Dan McCarthy, NCI’s Chairman and Chief Executive Officer. In each of fiscal 2005, 2006 and 2007, we made payments to TMG of $0.2 million, $0.2 million and $0.6 million, respectively. We expect to continue to use the services of TMG during fiscal 2008.
Board of Directors
     The Board of Directors of our ultimate parent GMHC is currently composed of six directors. Because affiliates of Court Square Capital Partners own more than 50% of the voting common stock of GMHC, we would be a “controlled company” within the meaning of Rule 4350(c) (5) of the Nasdaq Marketplace rules, which would qualify us for exemptions from certain corporate governance rules of The Nasdaq Stock Market LLC, including the requirement that the Board of Directors be composed of a majority of independent directors. None of the members of our Board of Directors would qualify as independent.
Item 14. Principal Accountant Fees and Services
     During fiscal 2007 and 2006, we incurred the following fees for services performed by PricewaterhouseCoopers LLP:

	Fiscal 2007	Fiscal 2006
Audit Fees	$393,150	$1,316,496	(1)
Tax Fees(2)	141,280	206,335
All Other Fees(3)	1,500	—

Total	$535,930	$1,522,831

(1)	Audit fees for 2006 include fees associated with the 144A offering and the filing of our S-4.

(2)	Tax fees relate to tax compliance services.

(3)	All other fees for 2007 consist of product subscription fees.

Pre-approval of Services
     All of the services described above were pre-approved by the Company’s Audit Committee. The Audit Committee has determined that the payments made to its independent registered public accountants for these services are compatible with maintaining such auditors’ independence. All of the hours expended on the principal accountant’s engagement to audit the financial statements of the Company for the year 2007 was attributable to work performed by full-time, permanent employees of the principal accountant.
     The Audit Committee is directly responsible for the appointment and termination, compensation, and oversight of the work of the independent registered public accountants, including resolution of disagreements between management and the independent registered public accountants regarding financial reporting. The Audit Committee is responsible for pre-approving all audit and non-audit services provided by the independent registered public accountants.
PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)	Exhibits.

See Exhibit Index.

(b)	Financial Statement Schedules.
Schedule II — Valuation and Qualifying Accounts
Allowance for Doubtful Accounts

		Additions
	Balance at	Charged to	Charged
	Beginning of	Costs and	to Other		Balance at
Description	Period	Expenses	Accounts	Deductions	End of Period
Period from March 29, 2004 to January 6, 2005 (Predecessor)	$992,015	$963,987	$—	$(611,819)	$1,344,183

Period from January 7, 2005 to March 27, 2005 (Successor)	1,344,183	94,480	—	(107,802)	1,330,861
Year ended March 26, 2006 (Successor)	1,330,861	1,574,346	441,695 (1)	(1,829,827)	1,517,075
Year ended March 25, 2007 (Successor)	$1,517,075	$1,857,254	$—	$(1,461,418)	$1,912,911

(1)	Amount reflects an allowance for acquired receivables during fiscal 2006.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NETWORK COMMUNICATIONS, INC.

By:	/s/ Daniel R. McCarthy

Daniel R. McCarthy
Chairman of the Board and Chief Executive Officer
     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Daniel R. McCarthy Daniel R. McCarthy	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	June 8, 2007

/s/ Gerard P. Parker Gerard P. Parker	Senior Vice President, Chief Financial Officer and Director (Principal Financial and Accounting Officer)	June 8, 2007

/s/ David F. Thomas	Director	June 8, 2007
David F. Thomas

/s/ Ian D. Highet	Director	June 8, 2007
Ian D. Highet

/s/ Martin Maleska	Director	June 8, 2007
Martin Maleska

/s/ John Overbay	Director	June 8, 2007
John Overbay

Exhibit No.	Description
1.1	Purchase Agreement, by and among Network Communications, Inc., Credit Suisse First Boston LLC and TD Securities (USA) LLC dated November 30, 2005.†

3.1	Certificate of Incorporation of Network Communications, Inc., as amended.†

3.2	By-Laws of Network Communications, Inc.†

4.1	Indenture by and between Network Communications, Inc., and Wells Fargo Bank, N.A., dated November 30, 2005.†

4.2	Registration Rights Agreement by and among Network Communications, Inc., Credit Suisse First Boston LLC and TD Securities (USA) LLC, dated as of November 30, 2005.†

10.1	Employment Agreement of Daniel McCarthy.**†

10.2	Employment Agreement of Gerard Parker.**†

10.3	Advisory Agreement by and between GMH Holding Company, GMH Acquisition Corp. and CVC Management LLC dated December 12, 2004.†

10.4	Securities Purchase and Holders Agreement by and among GMH Holding Company, CVC, L.P., certain of its affiliates and Court Square Capital Limited dated January 7, 2005.†

10.5	Registration Rights Agreement by and among GMH Holding Company, CVC, L.P., certain of its affiliates and Court Square Capital Limited and the minority stockholders party thereto dated January 7, 2005.†

10.6	Term Loan Credit Agreement dated as of November 30, 2005, among Network Communications, Inc., Gallarus Media Holdings, Inc., the Lenders , and Credit Suisse, as administrative agent and as collateral agent for the Lenders.†

10.7	Revolving Loan Credit Agreement dated as of November 30, 2005, among Network Communications, Inc., Gallarus Media Holdings, Inc., the Lenders, and Credit Suisse, as administrative agent and as collateral agent for the Lenders.†

10.8	Guarantee, Collateral And Intercreditor Agreement dated as of November 30, 2005, among Network Communications, Inc., Gallarus Media Holdings, Inc., the Subsidiaries of the Borrower from time to time party thereto, Credit Suisse, as collateral agent for the Secured Parties, Credit Suisse, as administrative agent for the Revolving Lenders and Credit Suisse, as administrative agent for the Term Lenders.†

10.9	Patent Security Agreement dated as of November 30, 2005, between Gallarus Media Holdings, Inc., and Credit Suisse, as the Collateral Agent.†

10.10	Trademark Security Agreement dated as of November 30, 2005, between Network Communications, Inc. and Credit Suisse, as the Collateral Agent.†

10.11	Senior Subordinated Promissory Note in favor of Citicorp Mezzanine III, LP dated January 7, 2005.†

10.12	Warrant Agreement dated January 7, 2005 between Court Square Capital Limited and GMH Holding Company.†

10.13	Agreement and Plan of Merger by and among Gallarus Media Holdings, Inc., GMH Holding Company, GMH Acquisition Corp. and ABRY Partners, LLC, dated December 23, 2004.†

10.14	Lease Agreement by and between Pace Converting, Inc. and Network Communications, Inc. dated June 28, 2002.†

10.15	Agreement by and between Banta Publications Group and Network Communications, Inc., dated May 17, 2006, as supplemented by the terms attached thereto. (Portions of this exhibit have been omitted pursuant to a confidential treatment request submitted under C.F.R. Sections 200.80(b)(4), 200.83 and 230.406)†

10.16	Applications Maintenance and Support Agreement by and between Network Communications, Inc. and Builder Homesite, Inc., dated December 16, 2003. (Portions of this exhibit have been omitted pursuant to a confidential treatment request submitted under C.F.R. Sections 200.80(b)(4), 200.83 and 230.406)†

Exhibit No.	Description
10 .17	Software Support, Development and Maintenance Renewal Agreement, by and between Network Communications, Inc. and EX Squared Solutions, Inc., dated April 1, 2006. (Portions of this exhibit have been omitted pursuant to a confidential treatment request submitted under C.F.R. Sections 200.80(b)(4), 200.83 and 230.406)†

10 .18	Customer Agreement by and between Network Communications, Inc. and Kodak Polychrome Graphics LLC, dated January 15, 2006. (Portions of this exhibit have been omitted pursuant to a confidential treatment request submitted under C.F.R. Sections 200.80(b)(4), 200.83 and 230.406)†

10 .19	Customer Supply and Equipment Agreement by and between Network Communications, Inc. and Sun Chemical Corporation, dated March 1, 2004. (Portions of this exhibit have been omitted pursuant to a confidential treatment request submitted under C.F.R. Sections 200.80(b)(4), 200.83 and 230.406)†

10 .20	Sales Contract by and between Network Communications, Inc. and Zirkon Druckmaschinen GmbH Leipzig, dated as of August 25, 2005. (Portions of this exhibit have been omitted pursuant to a confidential treatment request submitted under C.F.R. Sections 200.80(b)(4), 200.83 and 230.406)†

21 .1	Subsidiaries of Registrant.†

24 .1	Power of Attorney.†

31 .1	SECTION 302, CERTIFICATION OF THE CHAIRMAN AND CEO

31 .2	SECTION 302, CERTIFICATION OF THE CFO

32 .1	SECTION 906, CERTIFICATION OF THE CHAIRMAN AND CEO

32 .2	SECTION 906, CERTIFICATION OF THE CFO

†	Incorporated by reference to the Company’s Registration Statement on Form S-4 (Registration No. 333-134701) filed with the Commission on June 2006, as amended).

**	Denotes management contract or compensatory plan or arrangement.