Form 10-Q
period 2007-06-17
Network Communications, Inc.
filed 2007-07-24
CIK 1364727

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 17, 2007
Commission file number 333-134701

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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
     Yes ☐     No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 17, 2007

Common Stock, $0.001 par value per share	100 shares

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
NETWORK COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 17, 2007	March 25, 2007

ASSETS

Current assets
Cash and cash equivalents	$8,405,786	$9,338,083
Accounts receivable, net of allowance for doubtful accounts of $2,053,857 and $1,912,911, respectively	20,152,827	17,478,518
Inventories	2,967,816	3,216,504
Prepaid expenses and deferred charges	2,562,658	4,036,080
Deferred tax assets	713,612	724,489
Income tax receivable	—	549,158
Other current assets	36,540	15,100

Total current assets	34,839,239	35,357,932

Property, equipment and computer software, net	24,148,763	23,940,897
Goodwill	294,744,541	291,723,947
Deferred financing costs, net	11,829,585	12,300,765
Intangible assets, net	147,445,183	144,902,357
Other assets	340,214	324,142

Total noncurrent assets	478,508,286	473,192,108

Total assets	$513,347,525	$508,550,040

LIABILITIES AND STOCKHOLDER’S EQUITY

Current liabilities
Accounts payable	$8,546,961	$9,392,050
Accrued compensation, benefits and related taxes	3,645,121	5,195,397
Customer deposits	2,065,287	1,986,128
Unearned revenue	2,441,491	2,446,870
Accrued interest	1,529,354	6,613,204
Other current liabilities	1,205,033	1,344,467
Income tax payable	862,506	—
Current maturities of long-term debt	3,114,098	3,084,182
Current maturities of capital lease obligations	383,041	423,925

Total current liabilities	23,792,892	30,486,223
Long-term debt, less current maturities	271,289,268	258,491,120
Capital lease obligations, less current maturities	281,990	325,137
Deferred tax liabilities	43,255,666	44,584,535
Other long term liabilities	230,000	460,000

Total liabilities	338,849,816	334,347,015

Commitments and contingencies (Note 7)
Stockholder’s Equity
Common Stock, $0.001 par value; 100 shares authorized; issued and outstanding	—	—
Additional paid-in capital (including warrants of $533,583 at June 17, 2007 and March 25, 2007)	194,622,402	194,622,402
Accumulated deficit	(20,203,372)	(20,343,174)
Accumulated other comprehensive income (loss)	78,679	(76,203)

Total stockholder’s equity	174,497,709	174,203,025

Total liabilities and stockholder’s equity	$513,347,525	$508,550,040

See notes to condensed consolidated financial statements.	2

NETWORK COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Periods Ended
	June 17, 2007	June 18, 2006

Sales	$53,497,873	$47,670,365
Cost of sales (exclusive of production depreciation and software amortization expense shown separately below)	35,507,877	29,665,887
Production depreciation and software amortization	1,018,005	2,471,991

Gross profit	16,971,991	15,532,487
Selling, general and administrative expenses	5,954,074	6,496,446
Depreciation and software amortization	357,678	868,538
Amortization of intangibles	3,710,204	3,603,832

Operating income	6,950,035	4,563,671

Other income (expense)
Interest and dividend income	90,936	127,616
Interest expense	(6,840,857)	(6,505,509)
Unrealized gain on derivatives	—	7,317
Other income (expense)	11,357	(9,900)

Total other expense	(6,738,564)	(6,380,476)

Income (loss) from continuing operations before expense (benefit) from income taxes	211,471	(1,816,805)
Income tax expense (benefit)	71,669	(641,572)

Net income (loss) from continuing operations	139,802	(1,175,233)

Discontinued operations (Note 5)
Loss from discontinued operations of $45,099 net of applicable income tax benefit of $18,490	—	(26,609)

Net income (loss)	$139,802	$(1,201,842)

See notes to condensed consolidated financial statements.	3

NETWORK COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY (UNAUDITED)

					Accumulated Other
	Common Stock		Additional Paid-In		Comprehensive
	Shares	Amount	Capital	Accumulated Deficit	income (loss)	Total

Balance at March 25, 2007	100	$—	$194,622,402	$(20,343,174)	$(76,203)	$174,203,025

Comprehensive income:
Net income	—	—	—	139,802	—	139,802
Foreign currency translations adjustments, net of tax	—	—	—	—	154,882	154,882

Comprehensive income						294,684

Balance at June 17, 2007	100	$—	$194,622,402	$(20,203,372)	$78,679	$174,497,709

See notes to condensed consolidated financial statements.	4

NETWORK COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Periods Ended
	June 17, 2007	June 18, 2006

Cash flows from operating activities
Net income (loss)	$139,802	$(1,201,842)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Unrealized gain on derivatives	—	(7,317)
Deferred income taxes	(1,317,992)	(2,303,022)
Other, net	6,510,131	8,252,180
Changes in operating assets and liabilities, net of acquired businesses	(7,002,766)	(7,691,136)

Net cash used in operating activities	(1,670,825)	(2,951,137)

Cash flows from investing activities
Purchase of property, equipment and computer software	(1,365,675)	(1,504,710)
Payments for businesses acquired, net of cash	(9,637,289)	(3,929,087)

Net cash used in investing activities	(11,002,964)	(5,433,797)

Cash flows from financing activities
Net proceeds from revolver	12,000,000	—
Payments on term loans	(125,000)	(125,000)
Capitalization from parent	—	82,374
Payments on capital leases	(133,508)	(172,669)
Payment of debt issuance costs	—	(18,750)

Net cash provided by (used in) financing activities	11,741,492	(234,045)

Net decrease in cash	(932,297)	(8,618,979)
Cash at beginning of fiscal year	9,338,083	16,418,335

Cash at end of period	$8,405,786	$7,799,356

Supplemental disclosure
Payments for businesses acquired:
Fair value of assets acquired	$9,506,464	$3,929,087
Less liabilities assumed	156,765	—

Total purchase price	9,349,699	3,929,087
Deferred purchase price	287,590	—

Cash paid for acquired businesses	$9,637,289	$3,929,087

Noncash investing and financing activities
Assets acquired through capital lease	$49,477	$12,502

See notes to condensed consolidated financial statements.	5

NETWORK COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Organization and Basis of Presentation
          Network Communications, Inc. (“NCI’’), and its wholly-owned subsidiaries, NCID, LLC and other entities and Network Publications Canada, Inc. (“NCI-Canada’’) (collectively “the Company’’) has its principal management, administrative and production facilities in Lawrenceville, GA. The Company is a publisher, producing The Real Estate Book (“TREB”), which is distributed in over 460 markets, the District of Columbia, Puerto Rico, Virgin Islands, and Canada. It also produces the Apartment Finder, New Home Finder, Mature Living Choices, Unique Homes Magazine, Enclave Magazine, Black’s Guide, Kansas City Homes and Gardens, Homes and Lifestyles magazines, regional home improvement magazines, and other publications. Revenue is primarily generated from advertising displayed in these print publications and on-line versions of such publications. The combined online and print distribution provides a unique advantage in reaching real estate and home design consumers. Advertisers may also purchase enhanced print or online listings for an additional fee. Each market is operated either by an independent distributor assigned a particular market or by the Company. NCI is a wholly-owned subsidiary of Gallarus Media Holdings, Inc. (“GMH’’), and effective January 7, 2005, a wholly-owned subsidiary of GMH Holding Company (“GMHC’’). On January 7, 2005, the majority of GMHC stock was acquired by Citigroup Venture Capital Equity Partners, L.P. (“CVC”). Effective September 2006, CVC spun off from its former owner, Citigroup. The new entity has been renamed Court Square Capital Partners (“Court Square”). As a result of their stock acquisition of GMHC, our ultimate parent, Court Square and its affiliates, own approximately 89% of GMHC’s outstanding capital stock. By virtue of their stock ownership, Court Square has significant influence over our management and will be able to determine the outcome of all matters required to be submitted to the stockholders for approval.

2.	Summary of Significant Accounting Policies
     Basis of Presentation
          The accompanying financial statements represent the consolidated statements of the Company and its wholly owned subsidiaries. The Company and its consolidated entities report on a 52-53 week accounting year which includes 13 four-week periods. Financial quarters 1, 2 and 3 each include 12 weeks; financial quarter 4 includes 16 weeks. The condensed consolidated financial statements include the financial statements of the Company for the three periods ended June 17, 2007 and the three periods ended June 18, 2006. All significant intercompany balances and transactions have been eliminated in consolidation.
          The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.
          The accompanying interim condensed consolidated financial statements for the three periods ended June 17, 2007 and June 18, 2006 are unaudited. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America for financial information have been condensed or omitted pursuant to the rules and regulations of Article 10 of SEC Regulation S-X. In the opinion of management, these condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. Operating results for the three periods ended June 17, 2007 are not necessarily indicative of results that may be expected for any other future interim period or for the year ending March 30, 2008. You should read the unaudited condensed consolidated financial statements in conjunction with NCI’s consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 25, 2007.
     Recent Accounting Pronouncements
          Effective March 26, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109 (“FIN 48”). FIN 48 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not (i.e. a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Upon adoption, the Company did not have any material uncertain tax positions to account for as an adjustment to our opening balance of retained earnings on March 25, 2007. In addition, as of June 17, 2007, the Company does not have any material unrecognized tax benefits.

NETWORK COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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

3.	Inventories
          Inventories consist of the following:

	June 17, 2007	March 25, 2007

Distribution products and marketing aids for resale	$572,085	$608,381
Production, paper and ink	1,533,673	1,765,170
Work-in-process	862,058	842,953

	$2,967,816	$3,216,504

4.	Acquisitions
          During the three periods ended June 17, 2007, the Company completed certain acquisitions as part of our overall strategy to expand our product offerings and geographical presence. NCI generally pays a premium over the fair value of the net tangible and identified intangible assets acquired to fulfill the Company’s strategic initiatives and to ensure strategic fit with its current publications. The majority of our transactions are asset based in which we acquire the publishing assets associated with magazines that fit our predetermined criteria as an expansion of our geographical footprint or addition to market share in certain areas. We evaluate each magazine on an individual basis for fit with our organization based on its historical performance along with our expectations for growth. The strength of each criteria and the expected return on our investment are evaluated in developing the purchase price. The purchase price allocation is aggregated below for small business combinations in accordance with SFAS 141.
     Allocation of purchase price
          The application of purchase accounting under SFAS 141 requires that the total purchase price be allocated to the fair value of assets acquired and liabilities assumed based on their fair values at the acquisition date. The allocation process requires an analysis of acquired contracts, customer relationships, contractual commitments and legal contingencies to identify and record the fair value of all assets acquired and liabilities assumed. In valuing acquired assets and assumed liabilities, fair values are based on, but not limited to: future expected cash flows; current replacement cost for similar capacity for certain fixed assets; market rate assumptions for contractual obligations; settlement plans for litigation and contingencies; and appropriate discount rates and growth rates. Goodwill resulting from the acquisitions discussed below was assigned to the Company’s one business segment.
          On March 28, 2007, the Company acquired the New England Home magazine. The acquisition expands NCI’s Home and Design presence in the New England states.
          On April 4, 2007, the Company acquired the Relocating in St. Louis magazine. The quarterly publication focuses on home products and services for the St. Louis area.
          On May 10, 2007 the Company acquired The Greater Jacksonville Apartment Guide, an apartment directory serving communities in and around the Jacksonville, Florida area.

NETWORK COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
          The preliminary aggregate purchase price for these acquisitions including transaction costs was approximately $9.4 million. The acquisitions were accounted for using the purchase method and, accordingly, the purchase price was allocated to the assets based on their estimated fair values on the date of acquisition. Goodwill associated with these transactions will be deductible for tax purposes. The preliminary aggregate purchase price for the acquisitions was allocated as follows:

	Fair Value at	Weighted-Average
(In thousands of dollars)	Purchase Price	Amortization Period

Tangible assets
Current assets	$266
Fixed assets	56

Total tangible assets	322

Intangible assets
Advertiser lists	3,828	7 years
Distribution network	109	10 years
Trade names	1,228	5 years
Subscriber lists	51	4 years
Non-compete	1,037	5 years
Goodwill	2,932

Total intangible assets	9,185

Liabilities assumed	(157)

Total purchase price	$9,350

          Unaudited pro forma results of operations data for the three periods ended June 17, 2007 and June 18, 2006, as if NCI and the entities described above had been combined as of March 27, 2006, follow. The pro forma results include estimates and assumptions which management believes are reasonable. However, pro forma results do not include any anticipated cost savings or other effects of the planned integration of these entities, and are not necessarily indicative of the results which would have occurred if the business combinations had been in effect on the dates indicated, or which may result in the future.

	Unaudited Pro Forma Results of Operations
	Three Periods Ended
	June 17, 2007	June 18, 2006
	(in thousands)

Sales	$53,689	$52,108
Income (loss) before (expense) benefit from income taxes	224	(2,003)
Net income (loss)	$147	$(1,322)
          The Company is satisfied that no material change in value has occurred in these acquisitions or other acquisitions since the acquisition dates. The results of all acquired entities have been included in the Company’s condensed consolidated financial statements since the respective acquisition dates.

5.	Discontinued Operations
          On July 28, 2006, the Company entered into an asset purchase agreement to sell its Corporate Choices magazine for $0.1 million. The sale was consistent with the Company’s initiative to sustain business lines that fit our long-term strategic goals. In accordance with the provisions of SFAS 144, Accounting for the Impairment or Disposal of Long-lived Assets, the results of operations of the Corporate Choices magazine for the three periods ended June 18, 2006 have been reported as discontinued operations in the accompanying condensed consolidated statements of operations.

6.	Long-term Debt
          Long-term debt consists of the following:

NETWORK COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	June 17, 2007	March 25, 2007

10 3/4% Senior Notes, due December 1, 2013	$175,000,000	$175,000,000
New Senior Term loan	49,375,000	49,500,000
Revolver	19,000,000	7,000,000
Senior Subordinated Note	33,266,523	32,395,232

	276,641,523	263,895,232
Less:
Unamortized discount on noncurrent Senior Notes and Senior Subordinated Note	(2,238,157)	(2,319,930)
Current maturities	(3,114,098)	(3,084,182)

Long-term debt, less current maturities	$271,289,268	$258,491,120

For a discussion of certain of the Company’s debt characteristics, see “Note 12. Long-term Debt” of the Notes to Consolidated Financial Statements section of the Company’s fiscal 2007 Form 10-K. Other than the refinancing described in Note 9, there have been no significant developments since March 25, 2007.

7.	Commitments and Contingencies
     Commitments
          In August 2005, the Company entered into a contract for the manufacture of a printing press. The new press was delivered in the fourth quarter of fiscal year 2007 and is expected to be installed and fully operational by the second quarter of fiscal 2008. The total cost of the press, including installation, will be $5.2 million. The payments for the press were made according to certain performance based milestones. The Company made payments during fiscal years 2006, 2007 and 2008 totaling $4.2 million. The remaining balance of $1.0 million will be paid during fiscal year 2008.
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
     In December 2004, the Company entered into a 10-year advisory agreement with CVC Management LLC (“CVC”) now known as Court Square Capital Partners (“Court Square”) whereby the Company accrues an annual management fee quarterly. The management fee is equal to the greater of $0.21 million or 0.016% of the prior fiscal year consolidated revenue. The Company also reimburses Court Square for reasonable out-of-pocket expenses incurred in its performance of advisory services. Under this agreement, the Company made no payments

NETWORK COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
for the three periods ended June 17, 2007 and for the three periods ended June 18, 2006. The Company accrued $0.1 million and $0.05 million for management fees as of June 17, 2007 and March 25, 2007, respectively.
          The Company has retained TMG Public Relations (“TMG”) to perform public relations and marketing services on its behalf on a project-by-project basis. TMG is owned by the spouse of Dan McCarthy, NCI’s Chairman and Chief Executive Officer. The Company made payments to TMG of $0.13 million and $0.10 million during the three periods ended June 17, 2007 and June 18, 2006, respectively. The Company accrued $0.09 million and $0.11 million for services rendered as of June 17, 2007 and March 25, 2007, respectively. We expect to continue to use the services of TMG during fiscal 2008.

9.	Subsequent Events
          Effective July 20, 2007, we exercised the option to obtain additional funding through the Incremental Loan Facility. The proceeds will be used to fund future acquisitions and reduce the revolver balance to zero. As a result of the refinancing, on July 20, 2007, our term loan balance increased to $76.6 million.

NETWORK COMMUNICATIONS, INC. AND SUBSIDIARIES
PART I — FINANCIAL INFORMATION
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
Overview of Operations
          We are a Georgia corporation that was formed in 1980. The following discussion and analysis is based upon our unaudited interim condensed consolidated financial statements and our review of our business and operations. Furthermore, we believe the discussion and analysis of our financial condition and results of operations as set forth below are not indicative nor should they be relied upon as an indicator of our future performance. The following discussion includes a comparison of our results for the three periods ended June 17, 2007 to the three periods ended June 18, 2006.
          On January 7, 2005, we were acquired by Citigroup Venture Capital (“CVC”). Effective September 2006, CVC spun off from its former owner, Citigroup. The new entity has been renamed Court Square Capital Partners, L.P. (“Court Square”). In accordance with SFAS No. 141, our acquired assets and assumed liabilities were revalued to reflect fair value as of the date of the acquisition. In valuing acquired assets and assumed liabilities, fair values are based on, but not limited to: future expected cash flow; comparative analysis with similar organizations within the industry; historical experience with customer relationship; current replacement costs for similar capacity for certain fixed assets; market assumptions for contractual obligations; settlement plans for litigation and contingencies; and appropriate discount rates and growth rates. The revaluation created a difference in the basis of accounting specifically for our property, equipment, software, all intangible assets and debt obligations. The change in basis of accounting is noted throughout this document, as applicable.
          We have 13 reporting periods in each fiscal year. Our fiscal year refers to the fifty two or fifty three week accounting year ended on the last Sunday of March of that year. The first, second and third quarters each contain three periods, or twelve weeks each, and the fourth quarter contains four periods, or sixteen weeks.
          We are one of the largest and most diversified publishers of information for the local real estate market in North America. Through our extensive proprietary network of online and print distribution points, we provide critical local information to consumers involved in buying, leasing and renovating a home. Our reader base selects our print and online publications almost exclusively for the extensive advertisements, and, as a result, we are able to provide high quality leads at an effective cost to our advertisers, which are comprised of real estate agents, property management companies, new home builders and home renovation product and service providers. In fiscal 2007, we believe that we generated over ten million leads for our advertisers. For the three periods ended June 17, 2007, we generated revenue of $53.5 million and a net income of $0.1 million. We operate in over 650 targeted markets which may overlap geographically across the U.S. and Canada, and have a monthly print and online reach of over 13 million potential consumers seeking to buy, rent or renovate their homes. The predominant content in our publications is advertisements, and our two largest publications are 100% advertisement based. In the resale home market, our flagship brand, The Real Estate Book (“TREB”), is the largest real estate advertising publication in North America. In the leasing market, we provide residential and commercial leasing listings, primarily through Apartment Finder and Black’s Guide. In the home design and home improvement market, we are the largest publisher of local and regional design magazines for the luxury market, including Kansas City Homes & Gardens, Atlanta Homes & Lifestyles, Colorado Homes & Lifestyles and Mountain Living. We believe that our focus on the three largest and most diversified areas of the housing market insulates us from a downturn in any specific area.

          We distribute our printed publications through an extensive rack distribution network, comprised of more than 320,000 high traffic locations in areas frequented by our target consumers. In addition, we maintain more than 30,000 uniquely shaped proprietary sidewalk distribution boxes. For those products targeting affluent consumers and businesses, we utilize sophisticated database management and customer acquisition tools in order to develop highly targeted direct mail distribution. We also distribute all of our content — including our database of more than 1.8 million homes and apartments — online to our advertisers. We maintain a proprietary online network (LivingChoices.com) which has over 1 million unique visitors each month. In addition, we distribute our content to more than 10 online distribution partners, including RealEstate.com and BobVila.com with a monthly reach of over 47 million online users. We believe our combined online and print distribution network, which is provided to advertisers at one all-inclusive cost, drives exceptional results for our advertisers.
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
          As of June 17, 2007, we had 1,095 employees, 560 of which were located at our corporate headquarters and production facility in Lawrenceville, Georgia, a suburb of Atlanta.
          We believe the key drivers of financial performance are:
•	advertising volume;

•	expansion into other local real estate markets;

•	strong brand recognition; and

•	per unit cost to produce our publications.
Business Trends
          External real estate market conditions continue to change. Our management team focuses on several key indicators — annual sales volume of existing homes and the months of supply of unsold homes; the market tightness index compiled by the National Multi Housing Council; interest rates and the growth in consumer debt.
•	Sales volume of existing homes and months of supply of unsold homes — Indicators for the resale and new home market show that the market remains slow with the inventory of unsold homes increasing to 8.9 months in May 2007. May 2007 sales of existing homes fell to a 6.0 million annual sales rate from an annual rate of 6.7 million in May 2006. The median price of an existing home sold in May 2007 was down 2.1% compared to May of the prior year. Consistent with the real estate market sales, our business in The Real Estate Book has slowed as revenue in the first quarter was down compared to the prior year. This decline follows flat year-over-year growth in our fourth quarter of fiscal 2007 and growth rates of 8.5%, 14.3% and 17.9% that we posted in the third, second and first quarters of fiscal 2007, respectively.

•	The market tightness index — The market tightness index in April 2007 stood at 56, a decrease from an index of 83 in April 2006. A reading above 50 indicates that markets are experiencing higher occupancy rates and higher rental rates. Overall, market conditions in the multi-family industry remain positive as 77% of market participants surveyed in April 2007 reported either lower vacancies and higher rents or the same condition as January 2007.

•	Interest rates and the growth in consumer debt — The interest rate environment remains favorable for consumers financing home improvement projects, however, recent developments in the subprime mortgage market are impacting the availability of credit as lenders tighten standards for mortgages and home equity lines of credit. Our home design and improvement magazines currently operate within sixteen regional markets in the United States and have continued to experience growth in overall advertising pages.

Revenue
          Our principal revenue earning activity is related to the sale of on-line and print advertising by both Independent Distributors (“ID’’) as well as direct sales to customers through Company-managed distribution territories. Independent Distributors are contracted to manage certain distribution territories on behalf of NCI. We maintain ownership of all magazines and distribution territories. Revenue recognition for print and online products is consistently applied within Company-managed and ID-managed distribution territories as described below. These revenue arrangements are typically sold as a bundled product to customers and include a print ad in a publication as well as online advertisement. The Company bills the customer a single negotiated price for both elements. In accordance with EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables, we separate our deliverables into units of accounting and allocate consideration to each unit based on relative fair value. We recognize revenue for each unit of accounting in accordance with SEC Staff Accounting Bulletin Number 104, Revenue Recognition. Magazine subscriptions are recorded as deferred revenue when received and recognized as revenue over the term of the subscription.
Costs
          Operating expenses include cost of sales; depreciation and amortization; and selling, general and administrative expenses (“SG&A”). Cost of sales include all costs associated with our Georgia production facility, our outsourced printing which are the costs we pay to third party printers to print books not printed in our Georgia production facility), our field sales operations, field distribution operations and online operations and bad debt. SG&A expenses include all corporate departments, corporate headquarters, and the management of the publications.
          Our operating expense base consists of almost 70% fixed costs. These expenses relate to our production facility in Georgia, our national distribution network and our sales management infrastructure. The remaining 30% of operating expenses are variable and relate to paper, ink, sales commissions, performance-based bonuses, bad debt and third party production expenses. Costs related to our workforce are the largest single expense item, accounting for almost 43% of our total expense base. The second largest expense item, which accounts for over 19% of our total expense base, is the cost associated with producing our publications. We expect to be able to continue to manage our expense growth to levels consistent with past years.
Depreciation and Amortization
          Depreciation costs of computer, equipment and software relate primarily to the depreciation of our computer hardware and software developed for internal use or purchased, as well as property, plant and equipment. The depreciation and amortization of equipment and software associated with production is included in cost of sales. The amounts of depreciation and amortization expense included in cost of sales for the three periods ended June 17, 2007 and June 18, 2006 were $1.0 million and $2.5 million, respectively. Depreciation and amortization expense related to nonproduction equipment and software is included in selling, general and administrative expenses. The amounts of depreciation and amortization expense included in selling, general and administrative expenses for the three periods ended June 17, 2007 and June 18, 2006 were $0.4 million and $0.9 million, respectively. Depreciation for computer, equipment and software as well as property, plant and equipment is calculated on a straight-line basis over the expected useful life of the related asset class.
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
Interest Income and Interest Expense
          Interest income consists primarily of interest income earned on our cash balances. Interest expense consists of interest on outstanding indebtedness, interest on capital leases, amortization of deferred financing costs and amortization of debt discounts.

Income Tax Expense
          Income tax expense consists of current and deferred income taxes. The effective income tax rate for the three periods ended June 17, 2007 of 33.9% compared to an effective income tax rate of 35.5% for the three periods ended June 18, 2006. The difference in effective income tax rates is due primarily to the impact of nondeductible expenses relative to the level of net income (loss) before taxes between the two periods. The Company has nondeductible expenses related to meals and entertainment and certain interest expenses related to senior subordinated debt. We are subject to taxation in the United States of America (for federal and state) and Canada.
Results of Operations
          The following table sets forth a summary of our operations and percentages of total revenue for the three periods ended June 17, 2007 and June 18, 2006. Our three revenue areas are: (i) resale and new sales; (ii) rental and leasing; and (iii) remodeling and home improvement. The resale and sales area includes TREB, New Home Finder, Unique Homes, and Enclave. Our rental/leasing area includes Apartment Finder, Mature Living Choices, and Black’s Guide. Our remodeling and home improvement area includes all of our home and design publications. The results of operations related to our discontinued operations (discussed in Note 5 of our condensed consolidated financial statements) have been omitted from the table below.

	Three Periods Ended
	June 17, 2007		June 18, 2006
	Amount	%	Amount	%
Resale and new sales	$28,332	53.0%	$29,054	61.0%
Rental and leasing	16,921	31.6%	12,929	27.1%
Remodeling and home improvement	8,245	15.4%	5,687	11.9%

Total revenue	53,498	100.0%	47,670	100.0%

Cost and expenses:
Operating (including production depreciation and software amortization)	36,526	68.3%	32,138	67.4%
Selling, general and administrative (including non-production depreciation and software amortization)	6,312	11.8%	7,365	15.4%
Amortization of intangibles	3,710	6.9%	3,604	7.6%

Operating income	$6,950	13.0%	$4,563	9.6%

     Three Periods Ended June 17, 2007 Compared to Three Periods Ended June 18, 2006
          Revenue. For the three periods ended June 17, 2007, total revenue was $53.5 million compared to $47.7 million for the three periods ended June 18, 2006. This was an increase of $5.8 million or 12.2%.
          TREB posted revenue of $22.7 million in the first quarter of fiscal year 2008 compared to $23.7 million during the same period in fiscal 2007 which was a decrease of $1.0 million, or 4.2%. The TREB ID sales channel had revenue of $14.9 million compared to $15.6 million in fiscal year 2007, a decrease of $0.7 million or 4.5%. The decline is primarily attributable to the slowdown in the real estate market. Indicators for the resale and new home market show the inventory of unsold homes increased to 8.9 months in May 2007 from 7.5 months in August 2006. The TREB Direct sales channel had a revenue decrease of $0.3 million or 3.7% from $8.1 million in fiscal year 2007 to $7.8 million in fiscal year 2008. Unique Homes had revenue of $2.0 million in the first quarter of fiscal year 2008 compared to $2.3 million in the same period of fiscal year 2007, a decrease of $0.3 million or 13.0%. The decrease correlates with the decline in the turnover of luxury home sales.

          Apartment Finder revenue for the three periods ended June 17, 2007 was $15.4 million compared to $11.2 million during the same period in fiscal 2007, an increase of $4.2 million or 37.5%. We have increased ad pages in the majority of our existing markets as the conditions in the multi-family housing industry have improved and we have also been able to gain market share. We gained $2.4 million in revenue in the first quarter of fiscal 2008 from our fiscal year 2007 and fiscal year 2008 acquisitions. Black’s Guide revenue decreased $0.4 million or 33.3% from $1.2 million in fiscal 2007 to $0.8 million in fiscal year 2008 as we closed eight markets during fiscal 2007 to focus on our larger markets with the best growth opportunities.
          Our remodeling and home improvement area produced revenue of $8.2 million in the three periods ended June 17, 2007 compared to $5.7 million during the same period in fiscal 2007, an increase of $2.5 million or 45.0%. During the first quarter of fiscal 2008, we generated $2.1 million from our fiscal 2007 and 2008 acquisitions in the home design and improvement area. Our existing publications in this area are: Kansas City Homes & Gardens, Accent Home & Garden, At Home In Arkansas, Relocating in Las Vegas, New England Home, Relocating in St. Louis, regional Home Improvement magazines, and the Homes & Lifestyles magazines.
          Cost of sales. Cost of sales for the three periods ended June 17, 2007 was $35.5 million, an increase of $5.8 million, or 19.5%, from $29.7 million during the same period in fiscal 2007. Labor expense, which is our largest cost component, was $15.7 million in the three periods ended June 17, 2007 compared to $13.9 million during the same period in fiscal 2007, an increase of $1.8 million, or 12.9%. A significant driver of labor expense growth was the impact of new employees added through our fiscal year 2007 and fiscal year 2008 acquisitions. The total year-over-year non-commission labor expense growth from the acquisitions was $1.2 million. Total commission and bonus expense increased by $0.5 million or 19.2% from $2.6 million in fiscal year 2007 to $3.1 million in fiscal year 2008 due to our revenue and EBITDA growth. Paper expense for the three periods ended June 17, 2007 was $4.8 million compared to $4.7 million for the same period of the prior year, an increase of $0.1 million or 2.1%. The increase was the result of increased paper usage due to ad page growth and the impact of our acquisitions. Our outsource printer expense for the current quarter was $0.4 million, a decrease of $0.2 million or 33.3% from the fiscal 2007 expense of $0.6 million. The decrease in outsource printer expense is directly attributable to the installation of our new press. The new press has added capacity into our manufacturing environment which has allowed us to begin a transition of certain magazines back into our Lawrenceville printing facility. Distribution expense increased in the current fiscal quarter by approximately $1.0 million compared to the same period in the prior year. The increase was the result of establishing distribution operations in our start-up and acquisition markets as well as continuing to expand the number of distribution points in our existing markets. The expense of our online operations increased by $0.9 million or 128.6% from $0.7 million in the fiscal 2007 quarter to $1.6 million in the current quarter. The increase in online spending reflects our strategic initiative to invest in and develop a significant online presence and offer multiple media sources for real estate consumers.
          Production depreciation and software amortization expense. Production depreciation and amortization expense in the three periods ended June 17, 2007 was $1.0 million. This was a decrease of $1.5 million, or 60%, compared to an expense of $2.5 million for the three periods ended June 18, 2006. The decrease was related to software assets being fully depreciated in fiscal 2007.
          Selling, general and administrative expenses (“SG&A”). SG&A expenses for the three periods ended June 17, 2007 were $6.0 million, which was a decrease of $0.5 million or 7.7% compared to expenses of $6.5 million during the same period in fiscal 2007. Labor and related expenses in the three periods ended June 17, 2007 was $3.3 million, a decrease of $0.4 million, or 10.8%, from $3.7 million during the same period in fiscal 2007. The decrease reflects a reduction in employee benefit expenses during our first quarter of fiscal 2008.
          Non-production depreciation and software amortization expense. There was a decrease in depreciation expense of $0.5 million or 55.6% from $0.9 million in fiscal year 2007 to $0.4 million in fiscal year 2008. The decrease was related to software assets being fully depreciated in fiscal 2007.
          Amortization of intangibles. Amortization expense was $3.7 million in the three periods ended June 17, 2007, compared to $3.6 million for the three periods ended June 18, 2006. The increase in amortization expense was related to the amortizable intangible assets of $20.6 million acquired in connection with our acquisitions completed in fiscal 2007 and fiscal 2008.

          Net interest expense. Net interest expense for the three periods ended June 17, 2007 was $6.7 million, an increase of $0.3 million, or 4.7% compared to the net interest expense of $6.4 million during the same period in fiscal 2007.
          Net income. Due to the factors set forth above, we reported a net income of $0.1 million during the three periods ended June 17, 2007, compared to a net loss of $1.2 million during the same period in fiscal 2007.
Liquidity and Capital Resources
          Historically, our primary source of liquidity has been cash flow from operations. We also have the ability to incur indebtedness under our senior secured revolving credit facility.
          Cash. At the end of fiscal 2007, our cash on hand was $9.3 million. As of June 17, 2007, our cash on hand was $8.4 million compared to $7.8 million at June 18, 2006.
          The following table summarizes our net (decrease) /increase in cash and cash equivalents:

	Three periods	Three periods
	Ended	Ended
	June 17, 2007	June 18, 2006
	(in thousands)
Net cash used in operating activities	$(1,671)	$(2,951)
Net cash used in investing activities	(11,003)	(5,434)
Net cash provided by (used in) financing activities	11,742	(234)

Net decrease in cash & cash equivalents	(932)	(8,619)
Cash at beginning of fiscal year	9,338	16,418

Cash at end of period	$8,406	$7,799

          Our net cash used in operating activities in the three periods ended June 17, 2007 decreased by $1.3 million compared to the same period ended June 18, 2006. The decrease was due to the increase in our operating results as well as an improvement in working capital.
          During the three periods ended June 17, 2007, net cash used in investing activities was $11.0 million, consisting primarily of $1.4 million for the purchase of property, equipment and software, and $9.6 million related to acquisitions. During the three periods ended June 18, 2006, net cash used in investing activities was $5.4 million, consisting of $1.5 million for the purchase of property, equipment and software and $3.9 million for acquisitions consummated during the first quarter of fiscal 2007.
          For the three periods ended June 17, 2007, the net cash provided by financing activities was $11.7 million versus a use of cash of $0.2 million for the three periods ended June 18, 2006. The provision of cash was principally due to proceeds obtained through borrowings under the revolving facility to fund our acquisitions.
     Commitments
          In August 2005, the Company entered into a contract for the manufacture of a printing press. The new press was delivered in the fourth quarter of fiscal year 2007 and is expected to be installed and fully operational by the second quarter of fiscal 2008. The total cost of the press, including installation, will be $5.2 million. The payments for the press were made according to certain performance based milestones. The Company made payments during fiscal 2006, 2007 and 2008 totaling $4.2 million. The remaining balance of $1.0 million will be paid during fiscal 2008.
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
          The loan agreement contains certain restrictive provisions which include, but are not limited to, requiring the Company to maintain certain financial ratios and limits upon the Company’s ability to incur additional indebtedness, make certain acquisitions or investments, sell assets or make other restricted payments, including dividends (as defined in the term loan credit agreement). As of June 17, 2007, the Company was in compliance with all debt covenant requirements.
          The Senior Notes will mature in 2013. Interest is payable semi-annually. The notes will be redeemable in the circumstances and at the redemption prices described in the Senior Notes indenture. The indenture governing the notes also contains numerous covenants including, among other things, restrictions on our ability to: incur or guarantee additional indebtedness or issue disqualified or preferred stock; pay dividends or make other equity distributions; repurchase or redeem capital stock; make investments or other restricted payments; sell assets or consolidate or merge with or into other companies; incur liens; enter into sale/leaseback transactions; create limitations on the ability of our restricted subsidiaries to make dividends or distributions to us; and engage in transactions with affiliates.
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
          Effective July 20, 2007, we exercised the option to obtain additional funding through the Incremental Loan Facility. The proceeds will be used to fund future acquisitions and reduce the revolver balance to zero. As a result of the refinancing, on July 20, 2007, our term loan balance increased to $76.6 million.

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
Principles of Consolidation and Fiscal Year End
          We and our consolidated entities report on a 52-53 week accounting year. The condensed consolidated financial statements included elsewhere in this report include our financial statements and our wholly-owned subsidiaries for the three periods ended June 17, 2007 and June 18, 2006, respectively and the year ended March 25, 2007. All significant intercompany balances and transactions have been eliminated in consolidation.
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
     We grant credit without collateral to many of our customers. Substantially all trade accounts receivable are comprised of accounts related to advertising displayed in our various real estate publications. Management believes credit risk with respect to those receivables is limited due to the large number of customers and their dispersion across geographic areas, as well as the distribution of those receivables among our various publication products.
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
     Impairment of Long Lived Assets
     We assess the recoverability of long-lived assets in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, whenever adverse events or changes in circumstances indicate that impairment may have occurred. If the future, undiscounted cash flows expected to result from the use of the related assets are less than the carrying value of such assets, an impairment has been incurred and a loss is recognized to reduce the carrying value of the long-lived assets to fair value, which is determined by discounting estimated future cash flows. The Company has recognized an impairment loss during fiscal 2007 resulting from the divestiture of Corporate Choices.
     Intangible Assets
     Intangible assets consist of the values assigned to a consumer database, independent distributor agreements (“IDA”), advertising lists, trade names, trademarks, and other intangible assets. Amortization of intangible assets is provided utilizing the straight-line method over the estimated useful lives.
     Recent Accounting Pronouncements
          Effective March 26, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109 (“FIN 48”). FIN 48 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not (i.e. a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Upon adoption, the Company did not have any material uncertain tax positions to account for as an adjustment to our opening balance of retained earnings on March 25, 2007; and as of June 17, 2007, the Company does not have any material unrecognized tax benefits.
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
Contractual Obligations
     For a discussion of contractual obligations, see the “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Contractual Obligations” section in our fiscal 2007 Form 10-K. There have been no material developments with respect to contractual obligations since March 25, 2007.

NETWORK COMMUNICATIONS, INC. AND SUBSIDIARIES
PART I — FINANCIAL INFORMATION
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     For a discussion of certain of the market risks to which we are exposed, see the “Quantitative and Qualitative Disclosures About Market Risk” section in our Fiscal 2007 Form 10-K.
Item 4. Controls and Procedures
     As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 17, 2007. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three periods ended June 17, 2007 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

NETWORK COMMUNICATIONS, INC. AND SUBSIDIARIES
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
None.
Item 1A. Risk Factors
     For a discussion of risk factors, see “Item 1A. — Fisk Factors” section in our fiscal 2007 Form 10-K. There have been no material changes from the risk factors previously disclosed in the Form 10-K filed on June 8, 2007.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 5. Other Information
None.
Item 6. Exhibits
(a) Exhibits

Number	Title
31.1	Certification of the Chairman and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Senior Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chairman and Chief Executive Officer pursuant to Title 18 of the United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Senior Vice President and Chief Financial Officer pursuant to Title 18 of the United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	This exhibit is hereby furnished to the SEC as an accompanying document and is not to be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

SIGNATURE

Network Communications, Inc.
Date: July 24, 2007	By:	/s/ Daniel R. McCarthy
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: July 24, 2007	By:	/s/ Gerard P. Parker
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