Form 10-Q
period 2007-09-09
Network Communications, Inc.
filed 2007-10-18
CIK 1364727

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 9, 2007
Commission file number 333-134701

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
     Yes ☐       No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 9, 2007

Common Stock, $0.001 par value per share	100 shares

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
NETWORK COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 9, 2007	March 25, 2007
ASSETS

Current assets
Cash and cash equivalents	$6,329,438	$9,338,083
Accounts receivable, net of allowance for doubtful accounts of $2,605,630 and $1,912,911, respectively	22,800,557	17,478,518
Inventories	3,215,840	3,216,504
Prepaid expenses and deferred charges	2,044,384	4,036,080
Deferred tax assets	958,243	724,489
Income tax receivable	—	549,158
Other current assets	52,901	15,100

Total current assets	35,401,363	35,357,932

Property, equipment and computer software, net	24,178,083	23,940,897
Goodwill	303,157,174	291,723,947
Deferred financing costs, net	8,215,602	12,300,765
Intangible assets, net	155,456,820	144,902,357
Other assets	323,226	324,142

Total noncurrent assets	491,330,905	473,192,108

Total assets	$526,732,268	$508,550,040

LIABILITIES AND STOCKHOLDER’S EQUITY

Current liabilities
Accounts payable	$9,280,923	$9,392,050
Accrued compensation, benefits and related taxes	5,503,630	5,195,397
Customer deposits	1,899,387	1,986,128
Unearned revenue	3,957,819	2,446,870
Accrued interest	5,909,280	6,613,204
Income tax payable	926,876	—
Other current liabilities	803,022	1,344,467
Current maturities of long-term debt	574,769	3,084,182
Current maturities of capital lease obligations	425,216	423,925

Total current liabilities	29,280,922	30,486,223
Long-term debt, less current maturities	283,054,530	258,491,120
Capital lease obligations, less current maturities	402,165	325,137
Deferred tax liabilities	41,220,169	44,584,535
Other long term liabilities	230,000	460,000

Total liabilities	354,187,786	334,347,015

Commitments and contingencies (Note 7)
Stockholder’s Equity
Common Stock, $0.001 par value; 100 shares authorized, issued and outstanding	—	—
Additional paid-in capital (including warrants of $533,583 at September 9, 2007 and March 25, 2007)	194,622,402	194,622,402
Accumulated deficit	(22,085,232)	(20,343,174)
Accumulated other comprehensive income (loss)	7,312	(76,203)

Total stockholder’s equity	172,544,482	174,203,025

Total liabilities and stockholder’s equity	$526,732,268	$508,550,040

See notes to condensed consolidated financial statements.

NETWORK COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Periods Ended
	September 9, 2007	September 10, 2006
Sales	$56,013,011	$48,563,965
Cost of sales (exclusive of production depreciation and software amortization expense shown separately below)	36,397,154	32,118,864
Production depreciation and software amortization	1,179,495	2,510,420

Gross profit	18,436,362	13,934,681
Selling, general and administrative expenses	6,028,698	4,810,870
Depreciation and software amortization	414,415	882,039
Amortization of intangibles	3,954,456	3,395,001

Operating income	8,038,793	4,846,771

Other income (expense)
Interest and dividend income	107,996	94,775
Interest expense	(10,739,804)	(6,599,153)
Unrealized loss on derivatives	—	(12,570)
Other (expense) income	(28,487)	25,526

Total other expense	(10,660,295)	(6,491,422)

Loss from continuing operations before benefit from income taxes	(2,621,502)	(1,644,651)
Income tax benefit	(739,642)	(559,755)

Net loss from continuing operations	(1,881,860)	(1,084,896)

Discontinued operations (Note 5)
Income from discontinued operations of $59,920 net of applicable income tax expense of $24,567	—	35,353
Loss on disposal of discontinued operations of $205,216 net of applicable income tax benefit of $84,139	—	(121,077)

Net loss	$(1,881,860)	$(1,170,620)

See notes to condensed consolidated financial statements.

NETWORK COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Six Periods Ended
	September 9, 2007	September 10, 2006
Sales	$109,510,884	$96,234,330
Cost of sales (exclusive of production depreciation and software amortization expense shown separately below)	71,905,031	61,784,751
Production depreciation and software amortization	2,197,500	4,982,411

Gross profit	35,408,353	29,467,168
Selling, general and administrative expenses	11,982,772	11,307,316
Depreciation and software amortization	772,093	1,750,577
Amortization of intangibles	7,664,660	6,998,833

Operating income	14,988,828	9,410,442

Other income (expense)
Interest and dividend income	198,932	222,391
Interest expense	(17,580,661)	(13,104,662)
Unrealized loss on derivatives	—	(5,253)
Other (expense) income	(17,130)	15,626

Total other expense	(17,398,859)	(12,871,898)

Loss from continuing operations before benefit from income taxes	(2,410,031)	(3,461,456)
Income tax benefit	(667,973)	(1,201,327)

Net loss from continuing operations	(1,742,058)	(2,260,129)

Discontinued operations (Note 5)
Income from discontinued operations of $14,821 net of applicable income tax expense of $6,077	—	8,744
Loss on disposal of discontinued operations of $205,216 net of applicable income tax benefit of $84,139	—	(121,077)

Net loss	$(1,742,058)	$(2,372,462)

See notes to condensed consolidated financial statements.

NETWORK COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY (UNAUDITED)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	income (loss)	Total
Balance at March 25, 2007	100	$—	$194,622,402	$(20,343,174)	$(76,203)	$174,203,025

Comprehensive loss:
Net loss	—	—	—	(1,742,058)	—	(1,742,058)
Foreign currency translation adjustments, net of tax	—	—	—	—	83,515	83,515

Comprehensive loss						(1,658,543)

Balance at September 9, 2007	100	$—	$194,622,402	$(22,085,232)	$7,312	$172,544,482

See notes to condensed consolidated financial statements.

NETWORK COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Periods Ended
	September 9, 2007	September 10, 2006
Cash flows from operating activities
Net loss	$(1,742,058)	$(2,372,462)
Adjustments to reconcile net loss to net cash used in operating activities:
Unrealized loss on derivatives	—	5,253
Deferred income taxes	(3,598,120)	(4,683,901)
Other, net	17,174,740	16,612,281
Changes in operating assets and liabilities, net of acquired businesses	(1,504,426)	(2,531,986)

Net cash provided by operating activities	10,330,136	7,029,185

Cash flows from investing activities
Purchase of property, equipment and computer software	(2,650,603)	(3,008,053)
Proceeds from the sale of assets	5,352	100,000
Payments for businesses acquired, net of cash	(30,074,366)	(5,084,608)

Net cash used in investing activities	(32,719,617)	(7,992,661)

Cash flows from financing activities
Net payments on revolver	(7,000,000)	—
Proceeds from term loans	30,000,000	—
Payments on term loans	(2,864,098)	(250,000)
Capitalization from parent	—	82,374
Payments on capital leases	(262,833)	(345,678)
Payment of debt issuance costs	(492,233)	(67,565)

Net cash provided by (used in) financing activities	19,380,836	(580,869)

Net decrease in cash	(3,008,645)	(1,544,345)
Cash at beginning of fiscal year	9,338,083	16,418,335

Cash at end of period	$6,329,438	$14,873,990

Supplemental disclosure
Payments for businesses acquired:
Fair value of assets acquired	$30,103,932	$5,084,608
Less liabilities assumed	317,156	—

Total purchase price	29,786,776	5,084,608
Deferred purchase price	287,590	—

Cash paid for acquired businesses	$30,074,366	$5,084,608

Noncash investing and financing activities
Assets acquired through capital lease	$341,152	$103,900
See notes to condensed consolidated financial statements.

NETWORK COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1. Organization and Basis of Presentation
Network Communications, Inc. (“NCI’’), and its wholly-owned subsidiaries, NCID, LLC and other entities and Network Publications Canada, Inc. (“NCI-Canada’’) (collectively “the Company’’) has its principal management, administrative and production facilities in Lawrenceville, GA. The Company is a publisher, producing The Real Estate Book (“TREB”), which is distributed in over 460 markets, the District of Columbia, Puerto Rico, Virgin Islands, and Canada. It also produces the Apartment Finder, New Home Finder, Mature Living Choices, Unique Homes Magazine, Enclave Magazine, Black’s Guide, Kansas City Homes and Gardens, Homes and Lifestyles magazines, regional home improvement magazines, and other publications. The Company also provides its customers the opportunity to purchase related marketing services, such as custom publishing and direct mail marketing. Revenue is primarily generated from advertising displayed in the Company’s print publications and on-line versions of such publications. The combined online and print distribution provides a unique advantage in reaching real estate and home design consumers. Advertisers may also purchase enhanced print or online listings for an additional fee. Each market is operated either by an independent distributor assigned a particular market or by the Company. NCI is a wholly-owned subsidiary of Gallarus Media Holdings, Inc. (“GMH’’), and effective January 7, 2005, a wholly-owned subsidiary of our ultimate parent, GMH Holding Company (“GMHC’’). On January 7, 2005, the majority of GMHC stock was acquired by Citigroup Venture Capital Equity Partners, L.P. and its affiliated funds (“CVC Fund”). As a result of their stock acquisition of GMHC, CVC Fund owns approximately 89% of GMHC’s outstanding capital stock. By virtue of their stock ownership, CVC Fund has significant influence over our management and will be able to determine the outcome of all matters required to be submitted to the stockholders for approval. In addition, on July 31, 2006, Court Square Advisor, LLC, has been assigned the right to receive any management fees payable by the Company pursuant to an advisory agreement between CVC Management LLC, an affiliate of CVC Fund, and NCI.
2. Summary of Significant Accounting Policies
     Basis of Presentation
          The accompanying financial statements represent the consolidated statements of the Company and its wholly owned subsidiaries. The Company and its consolidated entities report on a 52-53 week accounting year which includes 13 four-week periods. Financial quarters 1, 2 and 3 each include 12 weeks; financial quarter 4 includes 16 weeks. The condensed consolidated financial statements include the financial statements of the Company for the three periods and six periods ended September 9, 2007 and the three periods and six periods ended September 10, 2006. All significant intercompany balances and transactions have been eliminated in consolidation.
          The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.
          The accompanying interim condensed consolidated financial statements for the three periods and six periods ended September 9, 2007 and September 10, 2006 are unaudited. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America for financial information have been condensed or omitted pursuant to the rules and regulations of Article 10 of SEC Regulation S-X. In the opinion of management, these condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. Operating results for the three periods and six periods ended September 9, 2007 are not necessarily indicative of results that may be expected for any other future interim period or for the year ending March 30, 2008. You should read the unaudited condensed consolidated financial statements in conjunction with NCI’s consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 25, 2007.

NETWORK COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
     Recent Accounting Pronouncements
          In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. This provides entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without being required to apply complex hedge accounting provisions. The provisions of SFAS No. 159 are effective as of the beginning of fiscal years that start after November 15, 2007 (for the Company, March 31, 2008). Management is currently evaluating the impact that SFAS No. 159 will have on the Company’s financial position and results of operations upon adoption.
          Effective March 26, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109 (“FIN 48”). FIN 48 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not (i.e. a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Upon adoption, the Company did not have any material uncertain tax positions to account for as an adjustment to our opening balance of retained earnings on March 25, 2007. In addition, as of September 9, 2007, the Company does not have any material unrecognized tax benefits.
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
3. Inventories
          Inventories consist of the following:

	September 9, 2007	March 25, 2007
Distribution products and marketing aids for resale	$633,132	$608,381
Production, paper and ink	1,742,081	1,765,170
Work-in-process	840,627	842,953

	$3,215,840	$3,216,504

4. Acquisitions
          During the six periods ended September 9, 2007, the Company completed certain acquisitions as part of our overall strategy to expand our product offerings and geographical presence. NCI generally pays a premium over the fair value of the net tangible and identified intangible assets acquired to fulfill the Company’s strategic initiatives and to ensure strategic fit with its current publications. The majority of our transactions are asset based in which we acquire the publishing assets associated with the products purchased that fit our predetermined criteria as an expansion of our geographical footprint, addition to market share in certain areas or complementary services to our existing customers. We evaluate each product purchased on an individual basis for fit with our organization based on its historical performance along with our expectations for growth. The strength of each criteria and the expected return on our investment are evaluated in developing the purchase price. The purchase price allocation is aggregated below for small business combinations in accordance with SFAS 141.

NETWORK COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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
          On July 31, 2007, the Company acquired the publishing assets of By Design Publishing, a provider of personal marketing products for real estate agents. The product lines acquired will allow us to provide a broader menu of options for our real estate advertisers.
          On August 30, 2007, the Company acquired the publishing assets of DGP Apartment Publications of Louisiana. This acquisition expands the Company’s multi-housing footprint into the state of Louisiana.
          The preliminary aggregate purchase price for these acquisitions including transaction costs was approximately $29.8 million. The acquisitions were accounted for using the purchase method and, accordingly, the purchase price was allocated to the assets based on their estimated fair values on the date of acquisition. Goodwill associated with these transactions will be deductible for tax purposes. The preliminary aggregate purchase price for the acquisitions was allocated as follows:

	Fair Value at	Weighted-Average
(in thousands)	Purchase Price	Amortization Period
Tangible assets
Current assets	$266
Fixed assets	214

Total tangible assets	480

Intangible assets
Advertiser lists	12,076	10 years
Distribution network	178	10 years
Consumer database	780	4 years
Trade names	2,845	11 years
Subscriber lists	4	4 years
Non-compete	2,336	3 years
Goodwill	11,405

Total intangible assets	29,624

Liabilities assumed	(317)

Total purchase price	$29,787

          Unaudited pro forma results of operations data for the three periods and six periods ended September 9, 2007 and September 10, 2006, as if NCI and the entities described above had been combined as of March 27, 2006, follow. The pro forma results include estimates and assumptions which management believes are reasonable. However, pro forma results do not include any anticipated cost savings or other effects of the planned integration of

NETWORK COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
these entities, and are not necessarily indicative of the results which would have occurred if the business combinations had been in effect on the dates indicated, or which may result in the future.

	Unaudited Pro Forma Results of Operations
	Three Periods Ended		Six Periods Ended
	September 9, 2007	September 10, 2006	September 9, 2007	September 10, 2006
	(in thousands)		(in thousands)
Sales	$56,915	$54,503	$112,983	$108,989
Loss before benefit from income taxes	(2,576)	(1,732)	(2,236)	(3,621)
Net loss	$(1,853)	$(1,226)	$(1,630)	$(2,475)
          The Company is satisfied that no material change in value has occurred in these acquisitions or other acquisitions since the acquisition dates. The results of all acquired entities have been included in the Company’s condensed consolidated financial statements since the respective acquisition dates.
5. Discontinued Operations
          On July 28, 2006, the Company entered into an asset purchase agreement to sell its Corporate Choices magazine for $0.1 million. The sale was consistent with the Company’s initiative to sustain business lines that fit our long-term strategic goals. In accordance with the provisions of SFAS 144, Accounting for the Impairment or Disposal of Long-lived Assets, the results of operations of the Corporate Choices magazine for the three periods and six periods ended September 10, 2006 have been reported as discontinued operations in the accompanying condensed consolidated statements of operations.
6. Long-term Debt
          Long-term debt consists of the following:

	September 9, 2007	March 25, 2007
10 3/4% Senior Notes, due December 1, 2013	$175,000,000	$175,000,000
Term Loan Facility	—	49,500,000
New Term Loan Facility	76,635,902	—
Revolving Loan Facility	—	7,000,000
Senior Subordinated Note	34,149,781	32,395,232

	285,785,683	263,895,232

Less:
Unamortized discount on noncurrent Senior Notes and Senior Subordinated Note	(2,156,384)	(2,319,930)
Current maturities	(574,769)	(3,084,182)

Long-term debt, less current maturities	$283,054,530	$258,491,120

          For a discussion of certain of our debt characteristics, see “Note 12. Long-term Debt” of the Notes to Consolidated Financial Statements section of the Fiscal 2007 Form 10-K. Other than the items noted below, there have been no significant developments since March 25, 2007.
New Senior Credit Facility
          On July 20, 2007, the Company entered into a senior secured term loan facility (the “new term loan facility”) for an aggregate principal amount of $76.6 million and a senior secured revolving loan facility (the “new revolving loan facility”) for an amount up to $35.0 million (the new term loan facility together with the new revolving loan facility, the “new credit facility”). The proceeds of the new credit facility were used to repay all amounts outstanding under the existing credit facility (dated as of November 30, 2005) and fund acquisitions during the Company’s second fiscal quarter of 2008. In connection with the new credit facility, the Company recorded $0.5 million

NETWORK COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
of deferred charges for transaction fees and other related debt issuance costs. Additionally, approximately $3.7 million of deferred financing costs associated with the extinguishment of the existing term loan facility was charged to interest expense during the quarter ended September 9, 2007.
          Under the new credit facility, the Company has the option to borrow funds at an interest rate equal to the London Interbank Offered Rate (“LIBOR”) plus a margin or at the lender’s base rate (which approximates the Prime rate) plus a margin. Interest rates under the new term loan facility are base rate plus a margin of 1.50% or LIBOR plus a margin of 2.00%. Interest rates under the new revolving loan facility are base rate plus a margin ranging from 1.50% to 0.75% or LIBOR plus a margin ranging from 2.50% to 1.75%. The applicable margin payable on the new revolving loan facility is subject to adjustments based upon a leverage-based pricing grid. Our new credit facility requires us to meet maximum leverage ratios and minimum interest coverage ratios and includes a maximum annual capital expenditures limitation. In addition, the new credit facility contains certain restrictive covenants which, among other things, limit our ability to incur additional indebtedness, pay dividends, incur liens, prepay subordinated debt, make loans and investments, merge or consolidate, sell assets, change our business, amend the terms of our subordinated debt and engage in certain other activities customarily restricted in such agreements. It also contains certain customary events of defaults, subject to grace periods, as appropriate. As of September 9, 2007, the Company was in compliance with all debt covenant requirements.
     The Company had $76.6 million outstanding under the new term loan facility with no availability to borrow at September 9, 2007. Also, as of the fiscal quarter end, the Company had $35.0 million available to borrow under the revolving loan facility. The interest rate at September 9, 2007 for the new revolving loan facility was at a rate of base plus 1.25% and/or LIBOR plus 2.25%. The effective interest rate on the balances outstanding under the term loan was 7.36% at September 9, 2007.
          The final repayment of any outstanding amounts under the new revolving loan facility is due November 30, 2010. The new term loan facility commences amortization in quarterly installments of $0.192 million beginning December 31, 2007 through September 30, 2012. The final settlement of any outstanding amounts under the term loan facility is due November 30, 2012.
     Under the new credit facility, the Company may obtain additional funding through incremental loan commitments in an amount not to exceed $75 million provided that the Company, among others, remains in compliance with its financial covenants on a pro forma basis. As of September 9, 2007, there were no borrowings against the incremental loan facility.
     The new credit facility is collateralized by substantially all of the assets of NCI, its parent and its subsidiaries. In addition, NCI, its parent and its subsidiaries are joint and several guarantors of the obligations.
          Each of the Company’s new term and revolving facility loan agreements contain a clause in which upon an event of default, such default may result in an acceleration of the outstanding loans. Management reviews these events on a regular basis and believes that the Company currently has no risk associated with these events.
          In addition to providing fixed principal payment schedules for the term and revolving facilities, the new term facility loan agreement also includes an excess cash flow repayment provision that requires repayment of principal based on the Company’s leverage ratio, EBITDA, working capital, debt service and tax payments. The excess cash flow amount is calculated and paid annually with the repayment of principal to the term loan. The Company is also required to pay an annual non-utilization fee equal to 0.50% of the unused portion of the new revolving loan facility.
7. Commitments and Contingencies
     Commitments
          In August 2005, the Company entered into a contract for the manufacture of a printing press. The new press was delivered in the fourth quarter of fiscal year 2007 and was installed and fully operational in the second quarter of fiscal 2008. The total cost of the press, excluding installation, is $4.6 million. The payments for the press

NETWORK COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
were made according to certain performance based milestones. The Company made payments during fiscal years 2006, 2007 and 2008 totaling $4.4 million. The remaining balance of $0.2 million will be paid during the second half of fiscal year 2008.
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
8. Related Party Transactions
          In December 2004, the Company entered into a 10-year advisory agreement with CVC Management LLC (“CVC Management”), whereby the Company accrues an annual management fee quarterly. The management fee is equal to the greater of $0.21 million or 0.016% of the prior fiscal year consolidated revenue. Effective July 31, 2006, CVC Management assigned its right to receive any management fees payable by the Company to Court Square Advisor, LLC (“Court Square Advisor”). The Company also reimburses Court Square Advisor, LLC for reasonable out-of-pocket expenses incurred in its performance of advisory services. Under this agreement, the Company paid $0.11 million and $0.12 million for the six periods ended September 9, 2007 and September 10, 2006, respectively. The Company accrued $0.04 million and $0.05 million for management fees as of September 9, 2007 and March 25, 2007, respectively.
          The Company has retained TMG Public Relations (“TMG”) to perform public relations and marketing services on its behalf on a project-by-project basis. TMG is owned by the spouse of Dan McCarthy, NCI’s Chairman and Chief Executive Officer. The Company made payments to TMG of $0.26 million and $0.25 million during the six periods ended September 9, 2007 and September 10, 2006, respectively. The Company made no accruals for services rendered as of September 9, 2007 and accrued $0.1 million as of March 25, 2007, respectively. We expect to continue to use the services of TMG during fiscal 2008.

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
Overview of Operations
          We are a Georgia corporation that was formed in 1980. The following discussion and analysis is based upon our unaudited interim condensed consolidated financial statements and our review of our business and operations. Furthermore, we believe the discussion and analysis of our financial condition and results of operations as set forth below are not indicative nor should they be relied upon as an indicator of our future performance. The following discussion includes a comparison of our results for the three periods ended September 9, 2007 to the three periods ended September 10, 2006 and the six periods ended September 9, 2007 to the six periods ended September 10, 2006.
          On January 7, 2005, we were acquired by Citigroup Venture Capital Equity Partners, L.P. and its affiliated funds. In accordance with SFAS No. 141, our acquired assets and assumed liabilities were revalued to reflect fair value as of the date of the acquisition. In valuing acquired assets and assumed liabilities, fair values are based on, but not limited to: future expected cash flow; current replacement costs for similar capacity for certain fixed assets; market rate assumptions for contractual obligations; settlement plans for litigation and contingencies; and appropriate discount rates and growth rates.
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

          We distribute our printed publications through an extensive rack distribution network, comprised of more than 320,000 high traffic locations in areas frequented by our target consumers. In addition, we maintain more than 30,000 uniquely shaped proprietary sidewalk distribution boxes. For those products targeting affluent consumers and businesses, we utilize sophisticated database management and customer acquisition tools in order to develop highly targeted direct mail distribution. We also distribute all of our content — including our database of more than 1.9 million homes and apartments — online to our advertisers. We maintain a proprietary online network of websites which in the aggregate have over 3 million unique visitors each month. In addition, we distribute our content to more than 25 online distribution partners, including RealEstate.com and BobVila.com with a monthly reach of over 100 million online users. We believe our combined online and print distribution network, which is provided to advertisers at one all-inclusive cost, drives exceptional results for our advertisers.
          We have two marketing channels through which we generate revenue, the ID channel and the Direct channel. In our ID channel, the independent distributor is responsible for selling the advertising, collecting listings from agents/brokers and distributing publications in a specific geographic market. In our Direct channel, we sell the advertising, collect the listings from the agents/brokers and create, print and distribute the publications.
          As of September 9, 2007, we had 1,132 employees, 546 of which were located at our corporate headquarters and production facility in Lawrenceville, Georgia, a suburb of Atlanta.
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
•	Sales volume of existing homes and months of supply of unsold homes - Indicators for the resale and new home market deteriorated during the June to August timeframe. In August 2007, the inventory of unsold homes increased to 10 months which was a significant increase from the 6.6 months of inventory in January 2007. The current inventory of unsold homes reached 4.58 million, the highest number on record. The annualized rate of sales of existing homes fell to 5.5 million in August 2007 compared to an annual rate of 6.4 million in January 2007. Resale home prices in July 2007, as measured by the S&P/Case-Shiller home price index of 20 cities, fell 3.9% compared to the prior year. This price decline was the steepest drop in sixteen years. Revenue of The Real Estate Book (“TREB”) was negatively impacted by these market conditions. TREB revenue in the fiscal second quarter was down compared to prior year by 8.3%. This follows a year-over-year decline in the fiscal first quarter of 4.2%. Although we benefit from TREB’s geographic diversification, the current housing slowdown is impacting all regions. We expect conditions in the resale homes market to remain challenging especially given the expected impact of the recent dislocation in the mortgage market on the ability to finance home purchases. The Pending Home Sale Index, which forecasts near-term home sales, dropped 6.5% in August to the lowest level since 2001 when the index was started.

•	The market tightness index - The July market tightness index was at 56. A reading above 50 indicates the markets are experiencing higher occupancy rates and higher rental rates. During the July 2007 to September 2007 time period, the national apartment vacancy rate declined by 0.2% while rents increased 1.4%. The rental market is benefiting from the downturn in the new and resale homes markets and the tightening of credit standards for mortgages. According to the July survey conducted by the National Multi Housing Council, 55% of respondents saw a decrease in the number of renters leaving to become homeowners.

•	Interest rates and the growth in consumer debt - The interest rate environment remains favorable especially with the September interest rate cut by the Federal Reserve. However, the market for refinancing and home equity lines of credit has been adversely impacted by the recent developments in the credit markets. There has been a decline in the amount of available credit and lenders have tightened their underwriting standards. To date we have not experienced a significant impact on our home design and home improvement magazines, which serve sixteen regional markets in the United States. In the aggregate, the magazines have continued to experience growth in advertising pages.
Revenue
          Our principal revenue earning activity is related to the sale of on-line and print advertising by both Independent Distributors (“ID’’) as well as direct sales to customers through Company-managed distribution territories. Independent Distributors are contracted to manage certain distribution territories on behalf of NCI. We maintain ownership of all magazines and distribution territories. Revenue recognition for print and online products is consistently applied within Company-managed and ID-managed distribution territories as described below. These revenue arrangements are typically sold as a bundled product to customers and include a print ad in a publication as well as online advertisement. The Company bills the customer a single negotiated price for both elements. In accordance with EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables, we separate our deliverables into units of accounting and allocate consideration to each unit based on relative fair value. We recognize revenue for each unit of accounting in accordance with SEC Staff Accounting Bulletin Number 104, Revenue Recognition. Magazine subscriptions are recorded as unearned revenue when received and recognized as revenue over the term of the subscription.
Costs
          Operating expenses include cost of sales; depreciation and amortization; and selling, general and administrative expenses (“SG&A”). Cost of sales include all costs associated with our Georgia production facility, our outsourced printing (which are the costs we pay to third party printers to print books not printed in our Georgia production facility), our field sales operations, field distribution operations and online operations and bad debt expense. SG&A expenses include all corporate departments, corporate headquarters, and the management of the publications.
          Our operating expense base consists of almost 70% fixed costs. These expenses relate to our production facility in Georgia, our national distribution network and our sales management infrastructure. The remaining 30% of operating expenses are variable and relate to paper, ink, sales commissions, performance-based bonuses, bad debt expense and third party production expenses. Costs related to our workforce are the largest single expense item, accounting for almost 43% of our total expense base. The second largest expense item, which accounts for over 19% of our total expense base, is the cost associated with producing our publications. We expect to be able to continue to manage our expense growth to levels consistent with past years.
Depreciation and Amortization
          Depreciation costs of computer, equipment and software relate primarily to the depreciation of our computer hardware and software developed for internal use or purchased, as well as property, plant and equipment. The depreciation and amortization of equipment and software associated with production is included in cost of sales. The amounts of depreciation and amortization expense included in cost of sales for the six periods ended September 9, 2007 and September 10, 2006 were $2.2 million and $5.0 million, respectively. Depreciation and amortization expense related to nonproduction equipment and software is included in selling, general and administrative expenses. The amounts of depreciation and amortization expense included in selling, general and administrative expenses for the six periods ended September 9, 2007 and September 10, 2006 were $0.8 million and $1.8 million, respectively. Depreciation for computer, equipment and software as well as property, plant and equipment is calculated on a straight-line basis over the expected useful life of the related asset class.
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
Income Tax Expense
          Income tax expense consists of current and deferred income taxes. The effective income tax rate for the three periods ended September 9, 2007 of 28.2% compared to an effective income tax rate of 34.0% for the three periods ended September 10, 2006. The effective income tax rate for the six periods ended September 9, 2007 of 27.7% compared to an effective income tax rate of 34.7% for the six periods ended September 10, 2006. The difference in effective income tax rates is due primarily to the impact of nondeductible expenses relative to the level of net loss before taxes between the two periods. The Company has nondeductible expenses related to meals and entertainment and certain interest expenses related to senior subordinated debt. We are subject to taxation in the United States of America (for federal and state) and Canada.
Results of Operations
          The following table sets forth a summary of our operations and percentages of total revenue for the three periods and six periods ended September 9, 2007 and September 10, 2006. Our three revenue areas are: (i) resale and new sales; (ii) rental and leasing; and (iii) remodeling and home improvement. The resale and sales area includes TREB, New Home Finder, Unique Homes, and Enclave. Our rental/leasing area includes Apartment Finder, Mature Living Choices, and Black’s Guide. Our remodeling and home improvement area includes all of our home and design publications. The results of operations related to our discontinued operations (discussed in Note 5 of our condensed consolidated financial statements) have been omitted from the table below.

	Three Periods Ended				Six Periods Ended
	September 9, 2007		September 10, 2006		September 9, 2007		September 10, 2006
	Amount	%	Amount	%	Amount	%	Amount	%
	(in thousands)				(in thousands)
Resale and new sales	$29,427	52.5%	$28,762	59.2%	$57,759	52.7%	$57,816	60.1%

Rental and leasing	18,012	32.2%	13,619	28.1%	34,934	31.9%	26,549	27.6%

Remodeling and home improvement	8,574	15.3%	6,183	12.7%	16,818	15.4%	11,869	12.3%

Total revenue	56,013	100.0%	48,564	100.0%	109,511	100.0%	96,234	100.0%

Costs and expenses:

Cost of sales (including production depreciation and software amortization)	37,577	67.1%	34,629	71.3%	74,102	67.7%	66,767	69.4%

Selling, general and administrative (including non-production depreciation and software amortization)	6,443	11.5%	5,693	11.7%	12,755	11.6%	13,058	13.5%

Amortization of intangibles	3,954	7.1%	3,395	7.0%	7,665	7.0%	6,999	7.3%

Income from operations	$8,039	14.3%	$4,847	10.0%	$14,989	13.7%	$9,410	9.8%

     Three Periods Ended September 9, 2007 Compared to Three Periods Ended September 10, 2006
          Revenue. For the three periods ended September 9, 2007, total revenue was $56.0 million compared to $48.6 million for the three periods ended September 10, 2006. This was an increase of $7.4 million or 15.2%.
          TREB posted revenue of $22.0 million in the second quarter of fiscal year 2008 compared to $24.0 million during the same period in fiscal 2007 which was a decrease of $2.0 million, or 8.3%. The TREB ID sales channel had revenue of $14.5 million in the second quarter of fiscal year 2008 compared to $15.8 million during the same period of fiscal year 2007, a decrease of $1.3 million or 8.2%. The decline is primarily attributable to the slowdown in the real estate market. Indicators for the resale and new home market show the inventory of unsold homes increased to 10 months in August 2007 from 6.6 months in January 2007. Mortgage disruptions also contribute to the reduction in home sales. The TREB Direct sales channel had a revenue decrease of $0.7 million or 8.5% from $8.2 million in the second quarter of fiscal year 2007 to $7.5 million during the same period of fiscal year 2008. Unique Homes had revenue of $1.4 million in the second quarter of fiscal year 2008 compared to $1.6 million in the same period of fiscal year 2007, a decrease of $0.2 million or 12.5%. The decrease correlates with the decline in the turnover of luxury home sales.
          Apartment Finder revenue for the three periods ended September 9, 2007 was $16.4 million compared to $11.7 million during the same period in fiscal 2007, an increase of $4.7 million or 40.2%. We have increased ad pages in the majority of our existing markets as the conditions in the multi-family housing industry have improved and we have also been able to gain market share. We gained $2.7 million in revenue in the second quarter of fiscal 2008 from our fiscal years 2007 and 2008 acquisitions. Black’s Guide revenue decreased $0.1 million or 10.0% from $1.0 million in the second quarter of fiscal 2007 to $0.9 million during the same period of fiscal year 2008 as we closed eight markets during the second half of fiscal 2007 to focus on our larger markets with the best growth opportunities.
          Our remodeling and home improvement area produced revenue of $8.6 million in the three periods ended September 9, 2007 compared to $6.2 million during the same period in fiscal 2007, an increase of $2.4 million or 38.7%. During the second quarter of fiscal 2008, we generated $1.7 million from our fiscal 2007 and 2008 acquisitions in the home design and improvement area. Our publications in this area include: Kansas City Homes & Gardens, Accent Home & Garden, At Home In Arkansas, Relocating in Las Vegas, New England Home, Relocating in St. Louis, regional Home Improvement magazines, and the Homes & Lifestyles magazines.
          Cost of sales. Cost of sales for the three periods ended September 9, 2007 was $36.4 million, an increase of $4.3 million, or 13.4%, from $32.1 million during the same period in fiscal 2007. Labor expense, which is our largest cost component, was $16.3 million in the three periods ended September 9, 2007 compared to $14.4 million during the same period in fiscal 2007, an increase of $1.9 million, or 13.2%. A significant driver of labor expense growth was the impact of new employees added through our fiscal years 2007 and 2008 acquisitions. The total year-over-year non-commission labor expense growth from the acquisitions was $1.1 million. Total commission and bonus expense increased by $0.4 million or 14.3% from $2.8 million in the second quarter of fiscal year 2007 to $3.2 million during the same period of fiscal year 2008 due to our revenue and EBITDA growth. Paper expense remained flat at $4.8 million for the three periods ended September 9, 2007 compared to the same period of the prior year. Our outsource printer expense for the current quarter was $0.5 million, a decrease of $0.4 million or 44.4% from the second quarter of fiscal 2007 expense of $0.9 million. The decrease in outsource printer expense is directly attributable to the installation of our new press. The new press has added capacity into our manufacturing environment which has allowed us to begin a transition of certain magazines back into our Lawrenceville printing facility. Distribution expense increased in the current fiscal quarter by approximately $0.8 million compared to the same period in the prior year. The increase was the result of establishing distribution operations in our start-up and acquisition markets as well as continuing to expand the number of distribution points in our existing markets. The expense of our online operations increased by $0.5 million or 50.0% from $1.0 million in the fiscal 2007 second quarter to $1.5 million in the current quarter. The increase in online spending reflects our strategic initiative to invest in and develop a significant online presence and offer multiple media sources for real estate consumers.
          Production depreciation and software amortization expense. Production depreciation and amortization expense in the three periods ended September 9, 2007 was $1.2 million. This was a decrease of $1.3 million, or 52.0%, compared to an expense of $2.5 million for the three periods ended September 10, 2006. The decrease was related to software assets being fully depreciated in fiscal 2007.

Selling, general and administrative expenses (“SG&A”). SG&A expenses for the three periods ended September 9, 2007 were $6.0 million, which was an increase of $1.2 million or 25.0% compared to expenses of $4.8 million during the same period in fiscal 2007. Labor and related expenses in the three periods ended September 9, 2007 was $3.3 million, an increase of $0.2 million, or 6.5%, from $3.1 million during the same period in fiscal 2007. Legal and miscellaneous professional fees for the fiscal year 2008 second quarter were $0.7 million compared to $0.2 million during the second quarter of fiscal year 2007 as a result of active legal proceedings. The increase in legal costs stem from litigation arising in the ordinary course of our business. Management believes that there is no litigation pending that could have a material adverse effect on our results of operations and financial condition.
          Non-production depreciation and software amortization expense. There was a decrease in depreciation expense of $0.5 million or 55.6% from $0.9 million in the second quarter of fiscal year 2007 to $0.4 million in the second quarter of fiscal year 2008. The decrease was related to software assets being fully depreciated in fiscal 2007.
          Amortization of intangibles. Amortization expense was $4.0 million in the three periods ended September 9, 2007, compared to $3.4 million for the three periods ended September 10, 2006. The increase in amortization expense was related to the amortizable intangible assets of $32.6 million acquired in connection with our acquisitions completed in fiscal 2007 and fiscal 2008.
          Net interest expense. Net interest expense for the three periods ended September 9, 2007 was $10.6 million, an increase of $4.1 million, or 63.1% compared to the net interest expense of $6.5 million during the same period in fiscal 2007. The increase reflects additional borrowings against our revolver and the write-off of $3.7 million of debt issue costs associated with the extinguishment of our prior term loan facility.
          Net income. Due to the factors set forth above, we reported a net loss of $1.9 million during the three periods ended September 9, 2007, compared to a net loss of $1.2 million during the same period in fiscal 2007.
     Six Periods Ended September 9, 2007 Compared to six Periods Ended September 10, 2006
          Revenue. For the six periods ended September 9, 2007, total revenue was $109.5 million compared to $96.2 million for the six periods ended September 10, 2006. This was an increase of $13.3 million or 13.8%.
          TREB posted revenue of $44.7 million in the six periods ended September 9, 2007 compared to $47.7 million during the same period in fiscal 2007 which was a decrease of $3.0 million, or 6.3%. The TREB ID sales channel had revenue of $29.4 million in the six periods ended September 9, 2007 compared to $31.4 million during the same period of fiscal 2007, a decrease of $2.0 million or 6.4%. The decline is primarily attributable to the slowdown in the real estate market. Indicators for the resale and new home market show the inventory of unsold homes increased to 10 months in August 2007 from 6.6 months in January 2007. Mortgage disruptions also contribute to the reduction in home sales. The TREB Direct sales channel had a revenue decrease of $1.0 million or 6.1% from $16.3 million in the first six periods of fiscal year 2007 to $15.3 million during the same period of fiscal 2008. Unique Homes had revenue of $3.5 million in the six periods ended September 9, 2007 compared to $4.0 million in the same period of fiscal year 2007, a decrease of $0.5 million or 12.5%. The decrease correlates with the decline in the turnover of luxury home sales.
          Apartment Finder revenue for the six periods ended September 9, 2007 was $31.8 million compared to $22.9 million during the same period in fiscal 2007, an increase of $8.9 million or 38.9%. We have increased ad pages in the majority of our existing markets as the conditions in the multi-family housing industry have improved and we have also been able to gain market share. We gained $5.1 million in revenue during the first and second quarters of fiscal 2008 from our fiscal years 2007 and 2008 acquisitions. Black’s Guide revenue decreased $0.5 million or 22.7% from $2.2 million in the first six periods of fiscal 2007 to $1.7 million during the same period of fiscal year 2008 as we closed eight markets during fiscal 2007 to focus on our larger markets with the best growth opportunities.
          Our remodeling and home improvement area produced revenue of $16.8 million in the six periods ended September 9, 2007 compared to $11.9 million during the same period in fiscal 2007, an increase of $4.9 million or 41.2%. During the first and second quarters of fiscal 2008, we generated $3.8 million from our fiscal 2007 and 2008 acquisitions in the home design and improvement area. Our publications in this area include: Kansas City Homes & Gardens,

Accent Home & Garden, At Home In Arkansas, Relocating in Las Vegas, New England Home, Relocating in St. Louis, regional Home Improvement magazines, and the Homes & Lifestyles magazines.
          Cost of sales. Cost of sales for the six periods ended September 9, 2007 was $71.9 million, an increase of $10.1 million, or 16.3%, from $61.8 million during the same period in fiscal 2007. Labor expense, which is our largest cost component, was $32.0 million in the six periods ended September 9, 2007 compared to $28.3 million during the same period in fiscal 2007, an increase of $3.7 million, or 13.1%. A significant driver of labor expense growth was the impact of new employees added through our fiscal years 2007 and 2008 acquisitions. The total year-over-year non-commission labor expense growth from the acquisitions was $2.2 million. Total commission and bonus expense increased by $1.0 million or 18.9% from $5.3 million in the first six periods of fiscal year 2007 to $6.3 million during the same period of fiscal year 2008 due to our revenue and EBITDA growth. Paper expense for the six periods ended September 9, 2007 was $9.6 million compared to $9.5 million for the same period of the prior year, an increase of $0.1 million or 1.1%. Our outsource printer expense for the six periods ended September 9, 2007 was $0.8 million, a decrease of $0.7 million or 46.7% from the same period of fiscal 2007 expense of $1.5 million. The decrease in outsource printer expense is directly attributable to the installation of our new press. The new press has added capacity into our manufacturing environment which has allowed us to begin a transition of certain magazines back into our Lawrenceville printing facility. Distribution expense increased in the six periods ended September 9, 2007 by approximately $1.8 million compared to the same period in the prior year. The increase was the result of establishing distribution operations in our start-up and acquisition markets as well as continuing to expand the number of distribution points in our existing markets. The expense of our online operations increased by $1.5 million or 88.2% from $1.7 million in the first six periods of fiscal 2007 to $3.2 million in the same period of fiscal 2008. The increase in online spending reflects our strategic initiative to invest in and develop a significant online presence and offer multiple media sources for real estate consumers.
          Production depreciation and software amortization expense. Production depreciation and amortization expense in the six periods ended September 9, 2007 was $2.2 million. This was a decrease of $2.8 million, or 56.0%, compared to an expense of $5.0 million for the six periods ended September 10, 2006. The decrease was related to software assets being fully depreciated in fiscal 2007.
Selling, general and administrative expenses (“SG&A”). SG&A expenses for the six periods ended September 9, 2007 were $12.0 million, which was an increase of $0.7 million or 6.2% compared to expenses of $11.3 million during the same period in fiscal 2007. Labor and related expenses in the six periods ended September 9, 2007 was $6.6 million, a decrease of $0.2 million, or 2.9%, from $6.8 million during the same period in fiscal 2007. The decrease reflects a reduction in employee benefit expenses during our first and second quarters of fiscal 2008. Legal fees for the six periods ended September 9, 2007 were $0.8 million, an increase of $0.5 million from the expense of $0.3 million in fiscal year 2007. The increase was the result of active legal proceedings. The increase in legal costs stem from litigation arising in the ordinary course of our business. Management believes that there is no litigation pending that could have a material adverse effect on our results of operations and financial condition.
          Non-production depreciation and software amortization expense. There was a decrease in depreciation expense of $1.0 million or 55.6% from $1.8 million in the first six periods of fiscal year 2007 to $0.8 million during the same period of fiscal year 2008. The decrease was related to software assets being fully depreciated in fiscal 2007.
          Amortization of intangibles. Amortization expense was $7.7 million in the six periods ended September 9, 2007, compared to $7.0 million for the six periods ended September 10, 2006 which was an increase of $0.7 million or 10%. The increase in amortization expense was related to the amortizable intangible assets of $32.6 million acquired in connection with our acquisitions completed in fiscal 2007 and fiscal 2008.
          Net interest expense. Net interest expense for the six periods ended September 9, 2007 was $17.4 million, an increase of $4.5 million, or 34.9% compared to the net interest expense of $12.9 million during the same period in fiscal 2007. The increase reflects additional borrowings against our revolver and the write-off of $3.7 million of debt issue costs associated with the extinguishment of our prior term loan facility.
          Net income. Due to the factors set forth above, we reported a net loss of $1.7 million during the six periods ended September 9, 2007, compared to a net loss of $2.4 million during the same period in fiscal 2007.

Liquidity and Capital Resources
          Historically, our primary source of liquidity has been cash flow from operations. We also have the ability to incur indebtedness under our senior secured revolving credit facility.
          As of September 9, 2007, our cash on hand was $6.3 million compared to $14.9 million at September 10, 2006.
          The following table summarizes our net decrease in cash and cash equivalents:

	Six Periods Ended	Six Periods Ended
	September 9, 2007	September 10, 2006
	(in thousands)
Net cash provided by operating activities	$10,330	$7,029
Net cash used in investing activities	(32,720)	(7,992)
Net cash provided by (used in) financing activities	19,381	(581)

Net decrease in cash & cash equivalents	(3,009)	(1,544)
Cash at beginning of fiscal year	9,338	16,418

Cash at end of period	$6,329	$14,874

          Our net cash provided by operating activities in the six periods ended September 9, 2007 increased by $3.3 million compared to the same period ended September 10, 2006. The increase was due to the increase in our operating results.
          During the six periods ended September 9, 2007, net cash used in investing activities was $32.7 million, consisting of $2.6 million for the purchase of property, equipment and software, and $30.1 million related to acquisitions. During the six periods ended September 10, 2006, net cash used in investing activities was $8.0 million, consisting of $3.0 million for the purchase of property, equipment and software and $5.1 million for acquisitions consummated during the first and second quarters of fiscal 2007.
          For the six periods ended September 9, 2007, the net cash provided by financing activities was $19.4 million versus a use of cash of $0.6 million for the six periods ended September 10, 2006. The cash provided was principally due to proceeds obtained through a new term loan facility.
     Commitments
          In August 2005, the Company entered into a contract for the manufacture of a printing press. The new press was delivered in the fourth quarter of fiscal year 2007 and was installed and fully operational in the second quarter of fiscal 2008. The total cost of the press, excluding installation, is $4.6 million. The payments for the press were made according to certain performance based milestones. The Company made payments during fiscal 2006, 2007 and 2008 totaling $4.4 million. The remaining balance of $0.2 million will be paid during the second half of fiscal 2008.
     Senior Notes and Credit Agreement
          We intend to fund ongoing operations through cash generated by operations and borrowings under our revolving credit facility. On November 30, 2005, the Company refinanced its capital structure. The objective of the refinancing was to provide the Company with a long-term capital structure that was consistent with its strategy and preserved acquisition flexibility. The refinancing was completed through an offering of $175.0 million of Senior Notes and a senior secured credit facility.
          New senior credit facility. On July 20, 2007, we entered into a senior secured term loan facility (the “new term loan facility”) for an aggregate principal amount of $76.6 million and a senior secured revolving loan facility (the “new revolving loan facility”) for an amount up to $35.0 million (the new term loan facility together with the new revolving loan facility, the “new credit facility”). The proceeds of the new loan were used to repay all amounts outstanding under the existing credit facility (dated as of November 30, 2005) and fund acquisitions during the Company’s second fiscal quarter of 2008.

          Our new term loan facility matures in 2012. Additionally, we have the ability to obtain up to $75.0 million under our incremental term loan subject to compliance with our affirmative and negative covenants. Borrowings are also available under our new revolving credit facility maturing in 2010.
          Borrowings under our new credit facility bear interest, at our option, at adjusted LIBOR plus an applicable margin or the alternate base rate plus an applicable margin. The applicable margin with respect to borrowings under our new revolving loan facility is subject to adjustments based upon a leverage-based pricing grid. Our new credit facility requires us to meet maximum leverage ratios and minimum interest coverage ratios and includes a maximum annual capital expenditures limitation. In addition, the new credit facility contains certain restrictive covenants which, among other things, limit our ability to incur additional indebtedness, pay dividends, incur liens, prepay subordinated debt, make loans and investments, merge or consolidate, sell assets, change our business, amend the terms of our subordinated debt and engage in certain other activities customarily restricted in such agreements. It also contains certain customary events of defaults, subject to grace periods, as appropriate. As of September 9, 2007, the Company was in compliance with all debt covenant requirements.
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
          Our ability to make scheduled payments of principal, or to pay the interest or additional interest, if any, on, or to refinance our indebtedness, or to fund planned capital expenditures will depend on our future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Based upon the current level of operations, we believe that cash flow from operations and available cash, together with borrowings available under our new senior secured credit facilities, will be adequate to meet our future liquidity needs throughout fiscal 2008. Our assumptions with respect to future costs may not be correct, and funds available to us from the sources discussed above may not be sufficient to enable us to service our indebtedness, including the Senior Notes, or cover any shortfall in funding for any unanticipated expenses. In addition, to the extent we make future acquisitions, we may require new sources of funding including additional debt, equity financing or some combination thereof. We may not be able to secure additional sources of funding on favorable terms.
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
Principles of Consolidation and Fiscal Year End
          We and our consolidated entities report on a 52-53 week accounting year. The condensed consolidated financial statements included elsewhere in this report include our financial statements and our wholly-owned subsidiaries for the three periods and six periods ended September 9, 2007 and September 10, 2006, respectively and the year ended March 25, 2007. All significant intercompany balances and transactions have been eliminated in consolidation.
Revenue Recognition and Unearned Revenue
          The principal revenue earning activity of the Company is related to the sale of on-line and print advertising by both ID’s as well as direct sales to customers through the distribution territories managed by us.

Independent Distributors are contracted to manage certain distribution territories on behalf of NCI. The Company maintains ownership of all magazines and distribution territories. Revenue recognition for print and online products are consistently applied within Company-managed and ID-managed distribution territories as described below. These revenue arrangements are typically sold as a bundled product to customers and include a print ad in a publication as well as online advertisement. The Company bills the customer a single negotiated price for both elements. In accordance with EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables, the Company separates its deliverables into units of accounting and allocates consideration to each unit based on relative fair values. The Company recognizes revenue for each unit of accounting in accordance with SEC Staff Accounting Bulletin Number 104, Revenue Recognition. Magazine subscriptions are recorded as unearned revenue when received and recognized as revenue over the term of the subscription.
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
     Recent Accounting Pronouncements
          In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. This provides entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without being required to apply complex hedge accounting provisions. The provisions of SFAS No. 159 are effective as of the beginning of fiscal years that start after November 15, 2007 (for us, March 31, 2008). Management is currently evaluating the impact that SFAS No. 159 will have on our financial position and results of operations upon adoption.
          Effective March 26, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109 (“FIN 48”). FIN 48 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not (i.e. a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Upon adoption, the Company did not have any material uncertain tax positions to account for as an adjustment to our opening balance of retained earnings on March 25, 2007; and as of September 9, 2007, the Company does not have any material unrecognized tax benefits.
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
Contractual Obligations
     The following table summarizes our financial commitments as of September 9, 2007:

	Payments Due by Period
		Less Than	1 to	3 to	More Than
	Total	1 Year	3 Years	5 Years	5 Years
	(Dollars in thousands)
Long-term debt:
Variable rate bank debt	$76,636	$575	$1,533	$1,533	$72,995
Fixed rate Subordinated Note	34,150	—	—	—	34,150
Fixed rate Senior Notes	175,000	—	—	—	175,000
Future interest payments(1)	183,790	29,410	61,456	62,291	30,633
Capital lease obligations	749	424	303	21	1
Manufacturing contract	231	231	—	—	—
Operating lease obligations	14,343	4,356	6,083	3,573	331
Total contractual obligations	$484,899	$34,996	$69,375	$67,418	$313,110

(1)	This line item is comprised of fixed and variable interest rates on the debt balances as of September 9, 2007. For the variable rate portion, the company has assumed that the effective interest rate as of September 9, 2007 will remain consistent over the remaining life of the variable rate bank debt.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     For a discussion of certain of the market risks to which we are exposed, see the “Quantitative and Qualitative Disclosures About Market Risk” section in our Fiscal 2007 Form 10-K.
Item 4. Controls and Procedures
     As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 9, 2007. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the six periods ended September 9, 2007 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

NETWORK COMMUNICATIONS, INC. AND SUBSIDIARIES
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     From time to time, we are involved in legal proceedings arising in the ordinary course of our business. We are not currently a party to any litigation that management believes, if determined adversely to us, would have a material adverse effect on our results of operations, financial condition or cash flows.
Item 1A. Risk Factors
     For a discussion of risk factors, see “Item 1A. — Risk Factors” section in our fiscal 2007 Form 10-K. There have been no material changes from the risk factors previously disclosed in the Form 10-K filed on June 8, 2007.
Item 2 Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 5. Other Information
     On July 20, 2007, we entered into a new senior secured credit facility. For a discussion of the relevant terms and conditions, see “Note 6. Long-term Debt” of the Notes to Condensed Consolidated Financial Statements and “Part I-Item 2. — New Senior Credit Facility” herein.

Item 6. Exhibits
(a) Exhibits

Number		Title
10.1		Term Loan Credit Agreement dated as of July 20, 2007, among Network Communications, Inc., Gallarus Media Holdings, Inc., the Lenders , and Toronto Dominion (Texas) LLC, as administrative agent and as collateral agent for the Lenders.

10.2		Revolving Loan Credit Agreement dated as of July 20, 2007, among Network Communications, Inc., Gallarus Media Holdings, Inc., the Lenders, and Toronto Dominion (Texas) LLC, as administrative agent and as collateral agent for the Lenders.

10.3		Guarantee, Collateral And Intercreditor Agreement dated as of July 20, 2007, among Network Communications, Inc., Gallarus Media Holdings, Inc., the Subsidiaries of the Network Communications Inc. from time to time party thereto, Toronto Dominion (Texas) LLC, as collateral agent, Toronto Dominion (Texas) LLC, as administrative agent for the Revolving Lenders and Toronto Dominion (Texas) LLC, as administrative agent for the Term Lenders.

10.4		Copyright Security Agreement dated as of July 20, 2007, between Network Communications, Inc. and Toronto Dominion (Texas) LLC, as the Collateral Agent.

10.5		Trademark Security Agreement dated as of July 20, 2007, between Network Communications, Inc. and Toronto Dominion (Texas) LLC, as the Collateral Agent.

10.6		Patent Security Agreement dated as of July 20, 2007, between Network Communications, Inc. and Toronto Dominion (Texas) LLC, as the Collateral Agent.

31.1		Certification of the Chairman and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of the Senior Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Certification of Chairman and Chief Executive Officer pursuant to Title 18 of the United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*	Certification of Senior Vice President and Chief Financial Officer pursuant to Title 18 of the United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	This exhibit is hereby furnished to the SEC as an accompanying document and is not to be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

SIGNATURE

Network Communications, Inc.

Date: October 18, 2007	By:	/s/ Daniel R. McCarthy

Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: October 18, 2007	By:	/s/ Gerard P. Parker

Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

NETWORK COMMUNICATIONS, INC. AND SUBSIDIARIES
PART II — OTHER INFORMATION
Exhibit Index
(Exhibits Physically Filed Herewith)

Number	Title
10.1	Term Loan Credit Agreement dated as of July 20, 2007, among Network Communications, Inc., Gallarus Media Holdings, Inc., the Lenders , and Toronto Dominion (Texas) LLC, as administrative agent and as collateral agent for the Lenders.

10.2	Revolving Loan Credit Agreement dated as of July 20, 2007, among Network Communications, Inc., Gallarus Media Holdings, Inc., the Lenders, and Toronto Dominion (Texas) LLC, as administrative agent and as collateral agent for the Lenders.

10.3	Guarantee, Collateral And Intercreditor Agreement dated as of July 20, 2007, among Network Communications, Inc., Gallarus Media Holdings, Inc., the Subsidiaries of the Network Communications Inc. from time to time party thereto, Toronto Dominion (Texas) LLC, as collateral agent, Toronto Dominion (Texas) LLC, as administrative agent for the Revolving Lenders and Toronto Dominion (Texas) LLC, as administrative agent for the Term Lenders.

10.4	Copyright Security Agreement dated as of July 20, 2007, between Network Communications, Inc. and Toronto Dominion (Texas) LLC, as the Collateral Agent.

10.5	Trademark Security Agreement dated as of July 20, 2007, between Network Communications, Inc. and Toronto Dominion (Texas) LLC, as the Collateral Agent.

10.6	Patent Security Agreement dated as of July 20, 2007, between Network Communications, Inc. and Toronto Dominion (Texas) LLC, as the Collateral Agent.

31.1	Certification of the Chairman and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Senior Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chairman and Chief Executive Officer pursuant to Title 18 of the United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Senior Vice President and Chief Financial Officer pursuant to Title 18 of the United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.