Form 10-Q
period 2007-12-02
Network Communications, Inc.
filed 2008-01-15
CIK 1364727

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: December 2, 2007
Commission file number 333-134701

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
     Yes ☐               No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at December 2, 2007

Common Stock, $0.001 par value per share	100 shares

PART I – FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
NETWORK COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	December 2, 2007	March 25, 2007
ASSETS

Current assets
Cash and cash equivalents	$4,268,954	$9,338,083
Accounts receivable, net of allowance for doubtful accounts of $3,214,725 and $1,912,911, respectively	24,454,407	17,478,518
Inventories	4,087,902	3,216,504
Prepaid expenses and deferred charges	1,820,029	4,036,080
Deferred tax assets	1,179,796	724,489
Income tax receivable	—	549,158
Other current assets	95,607	15,100

Total current assets	35,906,695	35,357,932

Property, equipment and computer software, net	23,887,033	23,940,897
Goodwill	307,771,092	291,723,947
Deferred financing costs, net	7,903,124	12,300,765
Intangible assets, net	152,412,728	144,902,357
Other assets	324,046	324,142

Total noncurrent assets	492,298,023	473,192,108

Total assets	$528,204,718	$508,550,040

LIABILITIES AND STOCKHOLDER’S EQUITY

Current liabilities
Accounts payable	$8,979,311	$9,392,050
Accrued compensation and related taxes	5,191,697	5,195,397
Customer deposits	2,566,137	1,986,128
Unearned revenue	2,602,577	2,446,870
Accrued interest	626,270	6,613,204
Income tax payable	1,162,649	—
Other current liabilities	2,525,536	1,344,467
Current maturities of long-term debt	766,359	3,084,182
Current maturities of capital lease obligations	425,083	423,925

Total current liabilities	24,845,619	30,486,223
Long-term debt, less current maturities	287,368,281	258,491,120
Capital lease obligations, less current maturities	393,040	325,137
Deferred tax liabilities	39,916,537	44,584,535
Other long term liabilities	2,539,332	460,000

Total liabilities	355,062,809	334,347,015

Commitments and contingencies (Note 7)
Stockholder’s Equity
Common stock, $0.001 par value; 100 shares authorized, issued and outstanding	—	—
Additional paid-in capital (including warrants of $533,583 at December 2, 2007 and March 25, 2007)	194,622,402	194,622,402
Accumulated deficit	(21,516,754)	(20,343,174)
Accumulated other comprehensive income (loss)	36,261	(76,203)

Total stockholder’s equity	173,141,909	174,203,025

Total liabilities and stockholder’s equity	$528,204,718	$508,550,040

See notes to condensed consolidated financial statements.

NETWORK COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Periods Ended
	December 2, 2007	December 3, 2006
Sales	$54,454,838	$49,946,598
Cost of sales (exclusive of production depreciation and software amortization expense shown separately below)	35,121,576	32,072,113
Production depreciation and software amortization	1,257,471	2,569,820

Gross profit	18,075,791	15,304,665
Selling, general and administrative expenses	5,570,229	5,648,083
Depreciation and software amortization	441,816	902,910
Amortization of intangibles	4,195,551	3,589,475

Operating income	7,868,195	5,164,197

Other income (expense)
Interest and dividend income	94,409	77,234
Interest expense	(7,191,964)	(6,822,854)
Other expense	(20,434)	(16,407)

Total other expense	(7,117,989)	(6,762,027)

Income (loss) before expense (benefit) from income taxes	750,206	(1,597,830)
Income tax expense (benefit)	181,728	(596,458)

Net income (loss)	$568,478	$(1,001,372)

See notes to condensed consolidated financial statements.

NETWORK COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Nine Periods Ended
	December 2, 2007	December 3, 2006
Sales	$163,965,722	$146,180,928
Cost of sales (exclusive of production depreciation and software amortization expense shown separately below)	107,026,607	93,856,864
Production depreciation and software amortization	3,454,971	7,552,231

Gross profit	53,484,144	44,771,833
Selling, general and administrative expenses	17,553,001	16,955,399
Depreciation and software amortization	1,213,909	2,653,487
Amortization of intangibles	11,860,211	10,588,308

Operating income	22,857,023	14,574,639

Other income (expense)
Interest and dividend income	293,341	299,625
Interest expense	(24,772,625)	(19,927,516)
Other expense	(37,564)	(6,034)

Total other expense	(24,516,848)	(19,633,925)

Loss from continuing operations before benefit from income taxes	(1,659,825)	(5,059,286)
Income tax benefit	(486,245)	(1,797,785)

Net loss from continuing operations	(1,173,580)	(3,261,501)

Discontinued operations (Note 5)
Income from discontinued operations of $14,821 net of applicable income tax expense of $6,077	—	8,744
Loss on disposal of discontinued operations of $205,216 net of applicable income tax benefit of $84,139	—	(121,077)

Net loss	$(1,173,580)	$(3,373,834)

See notes to condensed consolidated financial statements.

NETWORK COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY (UNAUDITED)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income (loss)	Total
Balance at March 25, 2007	100	$—	$194,622,402	$(20,343,174)	$(76,203)	$174,203,025

Comprehensive loss:
Net loss	—	—	—	(1,173,580)	—	(1,173,580)
Foreign currency translation adjustments, net of tax	—	—	—	—	112,464	112,464

Comprehensive loss						(1,061,116)

Balance at December 2, 2007	100	$—	$194,622,402	$(21,516,754)	$36,261	$173,141,909

See notes to condensed consolidated financial statements.

NETWORK COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Periods Ended
	December 2, 2007	December 3, 2006
Cash flows from operating activities
Net loss	$(1,173,580)	$(3,373,834)
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred income taxes	(5,123,305)	(6,926,899)
Other, net	24,450,102	25,110,369
Changes in operating assets and liabilities, net of acquired businesses	(10,432,266)	(9,017,499)

Net cash provided by operating activities	7,720,951	5,792,137

Cash flows from investing activities
Purchase of property, equipment and computer software	(3,876,015)	(5,627,796)
Proceeds from the sale of assets	5,352	100,000
Payments for businesses acquired, net of cash	(31,643,145)	(19,405,363)

Net cash used in investing activities	(35,513,808)	(24,933,159)

Cash flows from financing activities
Net (payments) proceeds on revolving facility	(3,500,000)	7,000,000
Proceeds from term loan facility	30,000,000	—
Payments on term loan facility	(2,864,098)	(375,000)
Capitalization from parent	—	147,374
Payments on capital leases	(393,942)	(518,933)
Payment of debt issuance costs	(518,232)	(386,741)

Net cash provided by financing activities	22,723,728	5,866,700

Net decrease in cash	(5,069,129)	(13,274,322)
Cash at beginning of fiscal year	9,338,083	16,418,335

Cash at end of period	$4,268,954	$3,144,013

Supplemental disclosure
Payments for businesses acquired:
Fair value of assets acquired	$31,672,711	$19,441,457
Less liabilities assumed	317,156	36,094

Total purchase price	31,355,555	19,405,363
Deferred purchase price	287,590	—

Cash paid for acquired businesses	$31,643,145	$19,405,363

Noncash investing and financing activities
Assets acquired through capital lease	$463,003	$176,368
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
2. Summary of Significant Accounting Policies
   Basis of Presentation
          The accompanying financial statements represent the consolidated statements of the Company and its wholly owned subsidiaries. The Company and its consolidated entities report on a 52-53 week accounting year which includes 13 four-week periods. Financial quarters 1, 2 and 3 each include 12 weeks; financial quarter 4 includes 16 weeks. The condensed consolidated financial statements include the financial statements of the Company for the three periods and nine periods ended December 2, 2007 and the three periods and nine periods ended December 3, 2006. All significant intercompany balances and transactions have been eliminated in consolidation.
          The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.
          The accompanying interim condensed consolidated financial statements for the three periods and nine periods ended December 2, 2007 and December 3, 2006 are unaudited. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America for financial information have been condensed or omitted pursuant to the rules and regulations of Article 10 of SEC Regulation S-X. In the opinion of management, these condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. Operating results for the three periods and nine periods ended December 2, 2007 are not necessarily indicative of results that may be expected for any other future interim period or for the year ending March 30, 2008. You should read the unaudited condensed consolidated financial statements in conjunction with NCI’s consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 25, 2007.

NETWORK COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
     Recent Accounting Pronouncements
          In December 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R will significantly change the accounting for business combinations in a number of areas including the treatment of contingent consideration, contingencies, acquisition costs, IPR&D and restructuring costs. In addition, under SFAS 141R, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income taxes. SFAS 141R is effective for fiscal years beginning after December 15, 2008 and, as such, we will adopt this standard in fiscal 2010. We have not yet determined the impact, if any, of SFAS 141R on our consolidated financial statements.
          In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. This provides entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without being required to apply complex hedge accounting provisions. The provisions of SFAS No. 159 are effective as of the beginning of fiscal years that start after November 15, 2007 (for the Company, March 31, 2008). Management is currently evaluating the impact that SFAS No. 159 will have on the Company’s financial position and results of operations upon adoption.
          Effective March 26, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109 (“FIN 48”). FIN 48 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not (i.e. a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Upon adoption, the Company did not have any material uncertain tax positions to account for as an adjustment to our opening balance of retained earnings on March 25, 2007. In addition, as of December 2, 2007, the Company did not have any material unrecognized tax benefits.
          In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which clarifies the definition of fair value, establishes a framework for measuring fair value within GAAP and expands the disclosures regarding fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. On November 14, 2007, the FASB authorized its staff to draft a proposed FASB Staff Position that would partially defer the effective date of SFAS No. 157 for one year for certain nonfinancial assets and liabilities that are disclosed at fair value. Recognition and disclosure requirements would not be deferred for annually remeasured nonfinancial assets and liabilities or for financial assets and liabilities. The Company does not expect the adoption of SFAS No. 157 to have a material impact on its financial condition, results of operations or cash flows.
3. Inventories
          Inventories consist of the following:

	December 2, 2007	March 25, 2007
Distribution products and marketing aids for resale	$587,998	$608,381
Production, paper and ink	2,782,485	1,765,170
Work-in-process	717,419	842,953

	$4,087,902	$3,216,504

4. Acquisitions
          During the nine periods ended December 2, 2007, the Company completed certain acquisitions as part of our overall strategy to expand our product offerings and geographical presence. NCI generally pays a premium over the fair value of the net tangible and identified intangible assets acquired to fulfill the Company’s strategic initiatives

NETWORK COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
and to ensure strategic fit with its current publications. The majority of our transactions are asset based in which we acquire the publishing assets associated with the products purchased that fit our predetermined criteria as an expansion of our geographical footprint, addition to market share in certain areas or complementary services to our existing customers. We evaluate each asset purchased on an individual basis for fit with our organization based on its historical performance along with our expectations for growth. The strength of each criteria and the expected return on our investment are evaluated in developing the purchase price. The purchase price allocation is aggregated below for small business combinations in accordance with SFAS 141.
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
          On March 28, 2007, the Company acquired the New England Home magazine. The acquisition expands the Company’s Home and Design presence in the New England states.
          On April 4, 2007, the Company acquired the Relocating in St. Louis magazine. The quarterly publication focuses on home products and services for the St. Louis area.
          On May 10, 2007, the Company acquired The Greater Jacksonville Apartment Guide, an apartment directory serving communities in and around the Jacksonville, Florida area.
          On July 31, 2007, the Company acquired the publishing assets of By Design Publishing, a provider of personal marketing products for real estate agents. The product lines acquired allows us to provide a broader menu of options for our real estate advertisers.
          On August 30, 2007, the Company acquired the publishing assets of DGP Apartment Publications of Louisiana. This acquisition expands the Company’s multi-housing footprint into the state of Louisiana.
          On November 28, 2007, the Company acquired the publishing assets of Apartment Rental Source magazine, a leading monthly apartment rental publication covering the greater Boston area. The acquisition expands the Company’s presence to the Southern New England region.
          The preliminary aggregate purchase price for these acquisitions including transaction costs was approximately $31.4 million. The acquisitions were accounted for using the purchase method and, accordingly, the purchase price was allocated to the assets based on their estimated fair values on the date of acquisition. Goodwill associated with these transactions will be deductible for tax purposes. The preliminary aggregate purchase price for the acquisitions was allocated as follows:

NETWORK COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Fair Value at	Weighted-Average
(in thousands)	Purchase Price	Amortization Period
Tangible assets
Current assets	$266
Fixed assets	229

Total tangible assets	495

Intangible assets
Advertiser lists	12,960	10 years
Distribution network	286	10 years
Consumer database	780	4 years
Trade names	2,958	11 years
Subscriber lists	4	4 years
Non-compete	2,382	3 years
Goodwill	11,808

Total intangible assets	31,178

Total assets acquired	31,673
Liabilities assumed	317

Total purchase price	$31,356

     Unaudited pro forma results of operations data for the three periods and nine periods ended December 2, 2007 and December 3, 2006, as if NCI and the entities described above had been combined as of March 27, 2006, follow. The pro forma results include estimates and assumptions which management believes are reasonable. However, pro forma results do not include any anticipated cost savings or other effects of the planned integration of these entities, and are not necessarily indicative of the results which would have occurred if the business combinations had been in effect on the dates indicated, or which may result in the future.

	Unaudited Pro Forma Results of Operations
	Three Periods Ended		Nine Periods Ended
	December 2, 2007	December 3, 2006	December 2, 2007	December 3, 2006
	(in thousands)		(in thousands)
Sales	$54,583	$53,889	$167,950	$163,262
Income (loss) before expense/benefit from income taxes	768	(1,567)	(1,414)	(5,159)
Net income (loss)	$580	$(962)	$(1,016)	$(3,437)
     The Company is satisfied that no material change in value has occurred in these acquisitions or other acquisitions since the acquisition dates. The results of all acquired entities have been included in the Company’s condensed consolidated financial statements since the respective acquisition dates.
5. Discontinued Operations
     On July 28, 2006, the Company entered into an asset purchase agreement to sell its Corporate Choices magazine for $0.1 million. The sale was consistent with the Company’s initiative to sustain business lines that fit our long-term strategic goals. In accordance with the provisions of SFAS 144, Accounting for the Impairment or Disposal of Long-lived Assets, the results of operations of the Corporate Choices magazine for the nine periods ended December 3, 2006 have been reported as discontinued operations in the accompanying condensed consolidated statements of operations.
6. Long-term Debt
     Long-term debt consists of the following:

	December 2, 2007	March 25, 2007
10 3/4% Senior Notes, due December 1, 2013	$175,000,000	$175,000,000
Term loan facility	—	49,500,000
New term loan facility	76,635,902	—
Revolving loan facility	—	7,000,000
New revolving loan facility	3,500,000	—
Senior subordinated note	35,073,349	32,395,232

	290,209,251	263,895,232
Less:
Unamortized discount on noncurrent Senior Notes and Senior Subordinated Note	(2,074,611)	(2,319,930)
Current maturities	(766,359)	(3,084,182)

Long-term debt, less current maturities	$287,368,281	$258,491,120

NETWORK COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
     For a discussion of certain of our debt characteristics, see “Note 12. Long-term Debt” of the Notes to Consolidated Financial Statements section of the Fiscal 2007 Form 10-K. Other than the items noted below, there have been no significant developments since March 25, 2007.
New Senior Credit Facility
     On July 20, 2007, the Company entered into a senior secured term loan facility (the “new term loan facility”) for an aggregate principal amount of $76.6 million and a senior secured revolving loan facility (the “new revolving loan facility”) for an amount up to $35.0 million (the new term loan facility together with the new revolving loan facility; the “new credit facility”). The proceeds of the new credit facility were used to repay all amounts outstanding under the existing credit facility (dated as of November 30, 2005) and fund acquisitions during the Company’s second quarter of fiscal 2008. In connection with the new credit facility, the Company recorded $0.5 million of deferred charges for transaction fees and other related debt issuance costs. Additionally, approximately $3.7 million of deferred financing costs associated with the extinguishment of the existing term loan facility was charged to interest expense during the Company’s second fiscal quarter of fiscal 2008.
     Under the new credit facility, the Company has the option to borrow funds at an interest rate equal to the London Interbank Offered Rate (“LIBOR”) plus a margin or at the lender’s base rate (which approximates the Prime rate) plus a margin. Interest rates under the new term loan facility are base rate plus a margin of 1.50% or LIBOR plus a margin of 2.00%. Interest rates under the new revolving loan facility are base rate plus a margin ranging from 1.50% to 0.75% or LIBOR plus a margin ranging from 2.50% to 1.75%. The applicable margin payable on the new revolving loan facility is subject to adjustments based upon a leverage-based pricing grid. Our new credit facility requires us to meet maximum leverage ratios and minimum interest coverage ratios and includes a maximum annual capital expenditures limitation. In addition, the new credit facility contains certain restrictive covenants which, among other things, limit our ability to incur additional indebtedness, pay dividends, incur liens, prepay subordinated debt, make loans and investments, merge or consolidate, sell assets, change our business, amend the terms of our subordinated debt and engage in certain other activities customarily restricted in such agreements. It also contains certain customary events of defaults, subject to grace periods, as appropriate. As of December 2, 2007, the Company was in compliance with all debt covenant requirements.
   The Company had $76.6 million outstanding under the new term loan facility with no availability to borrow at December 2, 2007. Also, as of the fiscal quarter end, the Company had $3.5 million outstanding under the new revolving facility with $31.5 million available to borrow. The interest rate at December 2, 2007 for the new revolving loan facility was at a rate of base plus 1.25% and/or LIBOR plus 2.25%. The effective interest rate on the balances outstanding under the term loan was 7.20% at December 2, 2007.
     The final repayment of any outstanding amounts under the new revolving loan facility is due November 30, 2010. The new term loan facility commences amortization in quarterly installments of $0.192 million beginning December 31, 2007 through September 30, 2012. The final settlement of any outstanding amounts under the term loan facility is due November 30, 2012.
   Under the new credit facility, the Company may obtain additional funding through incremental loan commitments in an amount not to exceed $75 million provided that the Company, among others, remains in compliance with its financial covenants on a pro forma basis. As of December 2, 2007, there were no borrowings against the incremental loan facility.
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
8. Related Party Transactions
     In December 2004, the Company entered into a 10-year advisory agreement with CVC Management LLC (“CVC Management”), whereby the Company accrues an annual management fee quarterly. The management fee is equal to the greater of $0.21 million or 0.016% of the prior fiscal year consolidated revenue. Effective July 31, 2006, CVC Management assigned its right to receive any management fees payable by the Company to Court Square Advisor, LLC (“Court Square Advisor”). The Company also reimburses Court Square Advisor, LLC for reasonable out-of-pocket expenses incurred in its performance of advisory services. Under this agreement, the Company paid $0.11 million and $0.23 million for the nine periods ended December 2, 2007 and December 3, 2006, respectively. The Company accrued $0.09 million and $0.05 million for management fees as of December 2, 2007 and March 25, 2007, respectively.
     The Company has retained TMG Public Relations (“TMG”) to perform public relations and marketing services on its behalf on a project-by-project basis. TMG is owned by the spouse of Dan McCarthy, NCI’s Chairman and Chief Executive Officer. The Company made payments to TMG of $0.30 million and $0.46 million during the nine periods ended December 2, 2007 and December 3, 2006, respectively. The Company accrued $0.01 million and $0.11 million for services rendered as of December 2, 2007 and March 25, 2007, respectively. We expect to continue to use the services of TMG during fiscal 2008.
9. Subsequent Events
     On December 5, 2007, the Company acquired the publishing assets of the Fredericksburg Apartment Finder’s Guide. The acquisition expands NCI’s presence into the state of Virginia.

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
Overview of Operations
     We are a Georgia corporation that was formed in 1980. The following discussion and analysis is based upon our unaudited interim condensed consolidated financial statements and our review of our business and operations. Furthermore, we believe the discussion and analysis of our financial condition and results of operations as set forth below are not indicative nor should they be relied upon as an indicator of our future performance. The following discussion includes a comparison of our results for the three periods ended December 2, 2007 to the three periods ended December 3, 2006 and the nine periods ended December 2, 2007 to the nine periods ended December 3, 2006.
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
     We are one of the largest and most diversified publishers of information for the local real estate market in North America. Through our extensive proprietary network of online and print distribution points, we provide critical local information to consumers involved in buying, leasing and renovating a home. Our reader base selects our print and online publications almost exclusively for the extensive advertisements, and, as a result, we are able to provide high quality leads at an effective cost to our advertisers, which are comprised of real estate agents, property management companies, new home builders and home renovation product and service providers. In fiscal 2007, we believe that we generated over ten million leads for our advertisers. We operate in over 650 targeted markets which may overlap geographically across the U.S. and Canada, and have a monthly print and online reach of over 13 million potential consumers seeking to buy, rent or renovate their homes. The predominant content in our publications is advertisements, and our two largest publications are 100% advertisement based. In the resale home market, our flagship brand, The Real Estate Book (“TREB”), is the largest real estate advertising publication in North America. In the leasing market, we provide residential and commercial leasing listings, primarily through Apartment Finder and Black’s Guide. In the home design and home improvement market, we are the largest publisher of local and regional design magazines for the luxury market, including Kansas City Homes & Gardens, Atlanta Homes & Lifestyles, Colorado Homes & Lifestyles and Mountain Living and New England Home.
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
          As of December 2, 2007, we had 1,086 employees, 529 of which were located at our corporate headquarters and production facility in Lawrenceville, Georgia, a suburb of Atlanta.
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
•	Sales volume of existing homes and months of supply of unsold homes – Indicators for the resale and new home market remained weak during the September 2007 to November 2007 timeframe. Existing home sales experienced declines in September and October before posting a small gain in November. In September, existing home sales dropped 8% which was the largest single month decline since 1999. In October existing homes sales declined for the eighth consecutive month and the annualized rate of sales fell to 4.98 million units, the slowest sales pace since 1999. There was an increase of 0.4% in existing homes sales in November with the annualized sales rate increasing to 5.0 million units. The median home price declined 3.3% from the prior year. The total inventory of unsold existing homes in November 2007 stood at 4.27 million units or 10.3 months of inventory at the current sales pace. In the new home market, sales of new homes in November declined by 9% to a seasonally adjusted annual rate of 647,000. This sales pace was the lowest since April 1995. During the twelve months ended November 2007, new home sales nationwide have declined by 34.4%. Revenues for The Real Estate Book (“TREB”) and Unique Homes (“UH”) brands have been adversely impacted by the deteriorating market conditions. Revenues for the TREB and UH brands declined by 16.1% and 14.8%, respectively, in the fiscal third quarter compared to prior year. The year-over-year declines in TREB revenue in the fiscal year first and second quarters were 4.2% and 8.3%, respectively. Real estate is a local business and we do benefit from TREB’s geographic diversification, however, all regions of the country are now experiencing the housing downturn to some extent. We expect the resale home market to remain challenging given the increase in foreclosures and the disruption in the mortgage finance industry. The Pending Homes Sales Index, which forecasts near-term home sales, has remained relatively constant since August when it reached its lowest level since 2001, when the index was started.

•	The market tightness index – The October 2007 market tightness declined from 55 in July 2007 to 46 in October 2007. A reading below 50 indicates that markets are experiencing looser occupancy and rental rates. The apartment market has been impacted by the dislocation in the credit markets as less equity and debt is available for acquisitions and new development. A more recent positive trend indicates that the slowdown in the homes market and the tightening of credit standards for mortgages have slowed the migration of apartment renters to homeowners. According to the October 2007 survey conducted by the National Multi Housing Council, 75% of respondents saw a decrease in the number of renters leaving to purchase homes. The market dynamics remain favorable for advertising as there is an ongoing inventory of unoccupied rental units that property management companies need to market to prospective renters.

•	Interest rates and the growth in consumer debt – The interest rate environment remains favorable especially with the recent interest rate cuts by the Federal Reserve. However, the market for refinancing and home equity lines of credit continues to be adversely impacted by the ongoing developments in the credit markets. There is less available credit and tighter underwriting standards. To date we have not experienced a material impact on our home design and home improvement magazines, which serve sixteen regional markets in the United States. Although we have seen a slowdown in advertising demand in select markets, in the aggregate the magazines have continued to experience growth in advertising pages.
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
Depreciation and Amortization
          Depreciation costs of computer, equipment and software relate primarily to the depreciation of our computer hardware and software developed for internal use or purchased, as well as property, plant and equipment. The depreciation and amortization of equipment and software associated with production is included in cost of sales. The amounts of depreciation and amortization expense included in cost of sales for the nine periods ended December 2, 2007 and December 3, 2006 were $3.5 million and $7.6 million, respectively. Depreciation and amortization expense related to nonproduction equipment and software is included in selling, general and administrative expenses. The amounts of depreciation and amortization expense included in selling, general and administrative expenses for the nine periods ended December 2, 2007 and December 3, 2006 were $1.2 million and

$2.7 million, respectively. Depreciation for computer, equipment and software as well as property, plant and equipment is calculated on a straight-line basis over the expected useful life of the related asset class.
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
Income Taxes
          The following table sets forth the income tax expense/(benefit) and effective tax rate for the three periods and nine periods ended December 2, 2007 and December 3, 2006:

	Three Periods Ended		Nine Periods Ended
	December 2, 2007	December 3, 2006	December 2, 2007	December 3, 2006
	(in thousands)		(in thousands)
Income tax expense/(benefit)	$182	$(596)	$(486)	$(1,876)
Effective interest rate	24.2%	37.3%	29.3%	35.7%
          Income tax expense/(benefit) consists of current and deferred income taxes. The difference in effective income tax rates is due primarily to the impact of nondeductible expenses relative to the level of net income/loss before taxes between the two periods. The Company has nondeductible expenses related to meals and entertainment and certain interest expenses related to senior subordinated debt. We are subject to taxation in the United States of America (for federal and state) and Canada.
Results of Operations
          The following table sets forth a summary of our operations and percentages of total revenue for the three periods and nine periods ended December 2, 2007 and December 3, 2006. Our three revenue areas are: (i) resale and new sales; (ii) rental and leasing; and (iii) remodeling and home improvement. The resale and sales area includes TREB, New Home Finder, Unique Homes, and Enclave. Our rental/leasing area includes Apartment Finder, Mature Living Choices, and Black’s Guide. Our remodeling and home improvement area includes all of our home and design publications. The results of operations related to our discontinued operations (discussed in Note 5 of our condensed consolidated financial statements) have been omitted from the table below.

	Three Periods Ended				Nine Periods Ended
	December 2, 2007		December 3, 2006		December 2, 2007		December 3, 2006
	Amount	%	Amount	%	Amount	%	Amount	%
		(in thousands)				(in thousands)
Resale and new sales	$29,171	53.6%	$29,295	58.7%	$86,930	53.0%	$87,110	59.6%
Rental and leasing	18,294	33.6%	15,105	30.2%	53,228	32.5%	41,654	28.5%
Remodeling and home improvement	6,990	12.8%	5,547	11.1%	23,808	14.5%	17,417	11.9%

Total revenue	54,455	100.0%	49,947	100.0%	163,966	100.0%	146,181	100.0%

Costs and expenses:
Cost of sales (including production depreciation and software amortization)	36,379	66.8%	34,642	69.4%	110,482	67.4%	101,409	69.4%
Selling, general and administrative (including non-production depreciation and software amortization)	6,012	11.0%	6,551	13.1%	18,767	11.5%	19,609	13.4%
Amortization of intangibles	4,196	7.7%	3,590	7.2%	11,860	7.2%	10,588	7.2%

Income from operations	$7,868	14.5%	$5,164	10.3%	$22,857	13.9%	$14,575	10.0%

     Three Periods Ended December 2, 2007 Compared to Three Periods Ended December 3, 2006
          Revenue. For the three periods ended December 2, 2007, total revenue was $54.5 million compared to $49.9 million for the three periods ended December 3, 2006. This was an increase of $4.6 million or 9.2%.
          TREB posted revenue of $19.3 million in the third quarter of fiscal year 2008 compared to $23.0 million during the same period in fiscal 2007 which was a decrease of $3.7 million, or 16.1%. The TREB ID sales channel had revenue of $12.9 million in the third quarter of fiscal year 2008 compared to $15.0 million during the same period of fiscal year 2007, a decrease of $2.1 million or 14.0%. The decline is primarily attributable to the slowdown in the real estate market. Indicators for the resale and new home market show the inventory of unsold homes increased to 10.3 months in November 2007 from 6.6 months in January 2007. Mortgage disruptions also contribute to the reduction in home sales. The TREB Direct sales channel had a revenue decrease of $1.4 million or 17.7% from $7.9 million in the third quarter of fiscal year 2007 to $6.5 million during the same period of fiscal year 2008. Unique Homes had revenue of $2.3 million in the third quarter of fiscal year 2008 compared to $2.7 million in the same period of fiscal year 2007, a decrease of $0.4 million or 14.8%. The decrease correlates with the decline in the turnover of luxury home sales.
          Apartment Finder revenue for the three periods ended December 2, 2007 was $16.8 million compared to $13.2 million during the three periods ended December 3, 2006, an increase of $3.6 million or 27.3%. We have increased ad pages in the majority of our existing markets as the conditions in the multi-family housing industry have improved and we have also been able to gain market share. We generated $1.0 million in revenue in the third quarter of fiscal 2008 from our fiscal 2007 fourth quarter and fiscal year 2008 acquisitions. Black’s Guide revenue decreased $0.5 million or 38.5% from $1.3 million in the third quarter of fiscal 2007 to $0.8 million during the same period of fiscal year 2008 as we closed eight markets during the second half of fiscal 2007 to focus on our larger markets with the best growth opportunities.
          Our remodeling and home improvement area produced revenue of $7.0 million in the three periods ended December 2, 2007 compared to $5.5 million during the three periods ended December 3, 2006, an increase of $1.5 million or 27.3%. During the third quarter of fiscal 2008, we generated $1.0 million from our fiscal 2007 fourth quarter and fiscal year 2008 acquisitions in the home design and improvement area. Our publications in this area include: Kansas City Homes & Gardens, Accent Home & Garden, At Home In Arkansas, Relocating in Las Vegas, New England Home, Relocating in St. Louis, regional Home Improvement magazines, and the Homes & Lifestyles magazines.
          Cost of sales. Cost of sales for the three periods ended December 2, 2007 was $35.1 million, an increase of $3.0 million, or 9.3%, from $32.1 million during the three periods ended December 3, 2006. Labor expense, which is our largest cost component, was $15.2 million in the three periods ended December 2, 2007 compared to $14.5 million during the three periods ended December 3, 2006, an increase of $0.7 million, or 4.8%. A significant driver of labor expense growth was the impact of new employees added through our fiscal 2007 fourth quarter and fiscal year 2008 acquisitions. The total year-over-year non-commission labor expense growth from the acquisitions was $0.9 million. Total commission and bonus expense increased by $0.3 million or 11.1% from $2.7 million in the third quarter of fiscal year 2007 to $3.0 million during the same period of fiscal year 2008 due to our revenue and EBITDA growth. Paper expense decreased by $0.2 million from $4.7 million in the three periods ended December

3, 2006 to $4.5 million in the three periods ended December 2, 2007. Our outsource printer expense for the current quarter was $0.5 million, a decrease of $0.3 million or 37.5% from the third quarter of fiscal 2007 expense of $0.8 million. The decrease in outsource printer expense is directly attributable to the installation of our new press. The new press has added capacity into our manufacturing environment and allowed us to transition certain magazines back into our Lawrenceville printing facility. Distribution expense increased in the current fiscal quarter by approximately $0.2 million compared to the same period in the prior year. The increase was the result of establishing distribution operations in our start-up and acquisition markets as well as continuing to expand the number of distribution points in our existing markets. The expense of our online operations increased by $0.3 million or 23.1% from $1.3 million in the fiscal 2007 third quarter to $1.6 million in the current quarter. The increase in online spending reflects our strategic initiative to invest in and develop a significant online presence and offer multiple media sources for real estate consumers.
          Production depreciation and software amortization expense. Production depreciation and amortization expense in the three periods ended December 2, 2007 was $1.3 million. This was a decrease of $1.3 million, or 50.0%, compared to an expense of $2.6 million for the three periods ended December 3, 2006. The decrease was related to software assets being fully depreciated in fiscal years 2007 and 2008.
          Selling, general and administrative expenses (“SG&A”). SG&A expenses for the three periods ended December 2, 2007 reflected a small change in the current fiscal quarter compared to the prior year. Labor and related expenses in the three periods ended December 2, 2007 was $ 2.9 million, a decrease of $0.2 million, or 6.5%, from $3.1 million during the same period in fiscal 2007. The decrease reflects attrition associated with the changes in the real estate market.
          Non-production depreciation and software amortization expense. There was a decrease in depreciation expense of $0.5 million or 55.6% from $0.9 million in the third quarter of fiscal year 2007 to $0.4 million in the third quarter of fiscal year 2008. The decrease was related to software assets being fully depreciated in fiscal 2007.
          Amortization of intangibles. Amortization expense was $4.2 million in the three periods ended December 2, 2007, compared to $3.6 million for the three periods ended December 3, 2006, an increase of $0.6 million or 16.7%. The increase in amortization expense was related to the amortizable intangible assets of $21.6 million acquired in connection with our acquisitions completed in the last quarter of fiscal 2007 and fiscal year 2008.
          Net interest expense. Net interest expense for the three periods ended December 2, 2007 was $7.1 million, an increase of $0.4 million, or 6.0% compared to the net interest expense of $6.7 million during the three periods ended December 3, 2006. The increase reflects additional borrowings against our term loan facility.
          Net income. Due to the factors set forth above, we reported a net income of $0.6 million during the three periods ended December 2, 2007, compared to a net loss of $1.0 million during the same period in fiscal 2007.
     Nine Periods Ended December 2, 2007 Compared to Nine Periods Ended December 3, 2006
          Revenue. For the nine periods ended December 2, 2007, total revenue was $164.0 million compared to $146.2 million for the nine periods ended December 3, 2006. This was an increase of $17.8 million or 12.2%.
          TREB posted revenue of $64.1 million in the nine periods ended December 2, 2007 compared to $70.7 million during the nine periods ended December 3, 2006 which was a decrease of $6.6 million, or 9.3%. The TREB ID sales channel had revenue of $42.3 million in the nine periods ended December 2, 2007 compared to $46.4 million during the same period of fiscal 2007, a decrease of $4.1 million or 8.8%. The decline is primarily attributable to the slowdown in the real estate market. Indicators for the resale and new home market show the inventory of unsold homes increased to 10.3 months in November 2007 from 6.6 months in January 2007. Mortgage disruptions also contribute to the reduction in home sales. The TREB Direct sales channel had a revenue decrease of $2.4 million or 9.9% from $24.2 million in the first nine periods of fiscal year 2007 to $21.8 million during the same period of fiscal 2008. Unique Homes had revenue of $5.8 million in the nine periods ended December 2, 2007 compared to $6.7 million in the same period of fiscal year 2007, a decrease of $0.9 million or 13.4%. The decrease correlates with the decline in the turnover of luxury home sales.

          Apartment Finder revenue for the nine periods ended December 2, 2007 was $48.7 million compared to $36.1 million during the nine periods ended December 3, 2006, an increase of $12.6 million or 34.9%. We have increased ad pages in the majority of our existing markets as the conditions in the multi-family housing industry have improved and we have also been able to gain market share. We generated $2.2 million in revenue during the nine periods ended December 2, 2007 from our fiscal 2007 fourth quarter and fiscal year 2008 acquisitions. Black’s Guide revenue decreased $1.1 million or 31.4% from $3.5 million in the first nine periods of fiscal 2007 to $2.4 million during the same period of fiscal year 2008 as we closed eight markets during fiscal 2007 to focus on our larger markets with the best growth opportunities.
          Our remodeling and home improvement area produced revenue of $23.8 million in the nine periods ended December 2, 2007 compared to $17.4 million during the nine periods ended December 3, 2006, an increase of $6.4 million or 36.8%. During the nine periods ended December 2, 2007, we generated $4.2 million from our fiscal 2007 fourth quarter and fiscal year 2008 acquisitions in the home design and improvement area. Our publications in this area include: Kansas City Homes & Gardens, Accent Home & Garden, At Home In Arkansas, Relocating in Las Vegas, New England Home, Relocating in St. Louis, regional Home Improvement magazines, and the Homes & Lifestyles magazines.
          Cost of sales. Cost of sales for the nine periods ended December 2, 2007 was $107.0 million, an increase of $13.1 million, or 14.0%, from $93.9 million during the nine periods ended December 3, 2006. Labor expense, which is our largest cost component, was $47.2 million in the nine periods ended December 2, 2007 compared to $42.8 million during the same period in fiscal 2007, an increase of $4.4 million, or 10.3%. A significant driver of labor expense growth was the impact of new employees added through our fiscal 2007 fourth quarter and fiscal year 2008 acquisitions. The total year-over-year non-commission labor expense growth from the acquisitions was $3.1 million. Total commission and bonus expense increased by $1.3 million or 16.3% from $8.0 million in the first nine periods of fiscal year 2007 to $9.3 million during the same period of fiscal year 2008 due to our revenue and EBITDA growth. Paper expense for the nine periods ended December 2, 2007 was $14.1 million compared to $14.2 million for the same period of the prior year, a decrease of $0.1 million or 0.7%. Our outsource printer expense for the nine periods ended December 2, 2007 was $1.4 million, a decrease of $0.9 million or 39.1% from the same period of fiscal 2007 expense of $2.3 million. The decrease in outsource printer expense is directly attributable to the installation of our new press. The new press has added capacity into our manufacturing environment and allowed us to transition certain magazines back into our Lawrenceville printing facility. Distribution expense increased in the nine periods ended December 2, 2007 by approximately $2.1 million compared to the same period in the prior year. The increase was the result of establishing distribution operations in our start-up and acquisition markets as well as continuing to expand the number of distribution points in our existing markets. The expense of our online operations increased by $2.0 million or 60.6% from $3.3 million in the first nine periods of fiscal 2007 to $5.3 million in the same period of fiscal 2008. The increase in online spending reflects our strategic initiative to invest in and develop a significant online presence and offer multiple media sources for real estate consumers.
          Production depreciation and software amortization expense. Production depreciation and amortization expense in the nine periods ended December 2, 2007 was $3.5 million. This was a decrease of $4.1 million, or 53.9%, compared to an expense of $7.6 million for the nine periods ended December 3, 2006. The decrease was related to software assets being fully depreciated in fiscal 2007.
          Selling, general and administrative expenses (“SG&A”). SG&A expenses for the nine periods ended December 2, 2007 were $17.6 million, which was an increase of $0.6 million or 3.5% compared to expenses of $17.0 million during the nine periods ended December 3, 2006. Labor and related expenses in the nine periods ended December 2, 2007 was $9.5 million, a decrease of $0.4 million, or 4.0%, from $9.9 million during the same period in fiscal 2007. The decrease reflects attrition associated with the changes in the real estate market. Legal fees for the nine periods ended December 2, 2007 were $1.1 million, an increase of $0.6 million from the expense of $0.5 million in fiscal year 2007. The increase in legal costs stems from active legal proceedings arising in the ordinary course of our business. Management believes that there is no litigation pending that could have a material adverse effect on our results of operations and financial condition.
          Non-production depreciation and software amortization expense. There was a decrease in depreciation expense of $1.5 million or 55.6% from $2.7 million in the first nine periods of fiscal year 2007 to $1.2 million during the same period of fiscal year 2008. The decrease was related to software assets being fully depreciated in fiscal years 2007 and 2008.
          Amortization of intangibles. Amortization expense was $11.9 million in the nine periods ended December 2, 2007, compared to $10.6 million for the nine periods ended December 3, 2006 which was an increase of $1.3 million or 12.3%. The increase in amortization expense was related to the amortizable intangible assets of $21.6 million acquired in connection with our acquisitions completed in the last quarter of fiscal 2007 and fiscal year 2008.
          Net interest expense. Net interest expense for the nine periods ended December 2, 2007 was $24.5 million, an increase of $4.9 million, or 25.0% compared to the net interest expense of $19.6 million during the nine periods ended December 3, 2006. The increase reflects additional borrowings against our term loan facility and the write-off of $3.7 million of debt issue costs associated with the extinguishment of our prior term loan facility.
          Net income. Due to the factors set forth above, we reported a net loss of $1.2 million during the nine periods ended December 2, 2007, compared to a net loss of $3.4 million during the same period in fiscal 2007.
Liquidity and Capital Resources
          Historically, our primary source of liquidity has been cash flow from operations. We also have the ability to incur indebtedness under our senior secured revolving loan facility.
          As of December 2, 2007, our cash on hand was $4.3 million compared to $3.1 million at December 3, 2006.
          The following table summarizes our net decrease in cash and cash equivalents:

	Nine Periods Ended	Nine Periods Ended
	December 2, 2007	December 3, 2006
	(in thousands)
Net cash provided by operating activities	$7,721	$5,792
Net cash used in investing activities	(35,514)	(24,933)
Net cash provided by financing activities	22,724	5,867

Net decrease in cash	(5,069)	(13,274)
Cash at beginning of fiscal year	9,338	16,418

Cash at end of period	$4,269	$3,144

          Our net cash provided by operating activities in the nine periods ended December 2, 2007 increased by $1.9 million compared to the same period ended December 3, 2006. The increase was due to the increase in our operating results.
          During the nine periods ended December 2, 2007, net cash used in investing activities was $35.5 million, consisting of $3.9 million for the purchase of property, equipment and software, and $31.6 million related to acquisitions. During the nine periods ended December 3, 2006, net cash used in investing activities was $24.9 million, consisting primarily of $5.6 million for the purchase of property, equipment and software and $19.4 million for acquisitions consummated during the first three quarters of fiscal 2007.
          For the nine periods ended December 2, 2007, the net cash provided by financing activities was $22.7 million versus $5.9 million for the nine periods ended December 3, 2006. The cash provided during the nine periods ended December 2, 2007 was principally due to proceeds obtained through a new term loan facility.
Senior Notes and Credit Agreement
          We intend to fund ongoing operations through cash generated by operations and borrowings under our revolving credit facility. On November 30, 2005, the Company refinanced its capital structure. The objective of the refinancing was to provide the Company with a long-term capital structure that was consistent with its strategy and to preserve acquisition flexibility. The refinancing was completed through an offering of $175.0 million of Senior Notes and a senior secured credit facility.
          New senior credit facility. On July 20, 2007, we entered into a senior secured term loan facility (the “new term loan facility”) for an aggregate principal amount of $76.6 million and a senior secured revolving loan facility (the “new revolving loan facility”) for an amount up to $35.0 million (the new term loan facility together with the new revolving loan facility, the “new credit facility”). The proceeds of the new loan were used to repay all amounts outstanding under the existing credit facility (dated as of November 30, 2005) and fund acquisitions during the Company’s second quarter of fiscal 2008.
          Our new term loan facility matures in November 2012. Additionally, we have the ability to obtain up to $75.0 million under our incremental term loan subject to compliance with our affirmative and negative covenants. Borrowings are also available under our new revolving credit facility maturing in November 2010.
          Borrowings under our new credit facility bear interest, at our option, at either adjusted LIBOR plus an applicable margin or the alternate base rate plus an applicable margin. The applicable margin with respect to borrowings under our new revolving loan facility is subject to adjustments based upon a leverage-based pricing grid. Our new credit facility requires us to meet maximum leverage ratios and minimum interest coverage ratios and includes a maximum annual capital expenditures limitation. In addition, the new credit facility contains certain restrictive covenants which, among other things, limit our ability to incur additional indebtedness, pay dividends, incur liens, prepay subordinated debt, make loans and investments, merge or consolidate, sell assets, change our business, amend the terms of our subordinated debt and engage in certain other activities customarily restricted in such agreements. It also contains certain customary events of defaults, subject to grace periods, as appropriate. As of December 2, 2007, the Company was in compliance with all debt covenant requirements.
          The Senior Notes will mature in December 2013. Interest is payable semi-annually. The notes will be redeemable in the circumstances and at the redemption prices described in the Senior Notes indenture. The indenture governing the notes also contains numerous covenants including, among other things, restrictions on our ability to: incur or guarantee additional indebtedness or issue disqualified or preferred stock; pay dividends or make other equity distributions; repurchase or redeem capital stock; make investments or other restricted payments; sell assets or consolidate or merge with or into other companies; incur liens; enter into sale/leaseback transactions; create limitations on the ability of our restricted subsidiaries to make dividends or distributions to us; and engage in transactions with affiliates.
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

Principles of Consolidation and Fiscal Year End
          We and our consolidated entities report on a 52-53 week accounting year. The condensed consolidated financial statements included elsewhere in this report include our financial statements and our wholly-owned subsidiaries for the three periods and nine periods ended December 2, 2007 and December 3, 2006, respectively and the year ended March 25, 2007. All significant intercompany balances and transactions have been eliminated in consolidation.
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
Impairment of Long Lived Assets
           We assess the recoverability of long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, whenever adverse events or changes in circumstances indicate that impairment may have occurred. If the future, undiscounted cash flows expected to result from the use of the related assets are less than the carrying value of such assets, an impairment has been incurred and a loss is recognized to reduce the carrying value of the long-lived assets to fair value, which is determined by discounting estimated future cash flows. The Company has recognized an impairment loss during fiscal 2007 resulting from the divestiture of Corporate Choices.
Intangible Assets
           Intangible assets consist of the values assigned to a consumer database, independent distributor agreements (“IDA”), advertising lists, trade names, trademarks, and other intangible assets. Amortization of intangible assets is provided utilizing the straight-line method over the estimated useful lives.
Recent Accounting Pronouncements
                  In December 2007, the FASB issued SFAS No. 141(revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R will significantly change the accounting for business combinations in a number of areas including the treatment of contingent consideration, contingencies, acquisition costs, IPR&D and restructuring costs. In addition, under SFAS 141R, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income taxes. SFAS 141R is effective for fiscal years beginning after December 15, 2008 and, as such, we will adopt this standard in fiscal 2010. We have not yet determined the impact, if any, of SFAS 141R on our consolidated financial statements.
                 In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. This provides entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without being required to apply complex hedge accounting provisions. The provisions of SFAS No. 159 are effective as of the beginning of fiscal years that start after November 15, 2007 (for us, March 31, 2008). Management is currently evaluating the impact that SFAS No. 159 will have on our financial position and results of operations upon adoption.
                 Effective March 26, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109 (“FIN 48”). FIN 48 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not (i.e. a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of Upon adoption, the Company did not have any material being realized upon ultimate settlement. uncertain tax positions to account for as an adjustment to our opening balance of retained earnings on March 25, 2007. In addition, as of December 2, 2007, the Company did not have any material unrecognized tax benefits.
          In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which clarifies the definition of fair value, establishes a framework for measuring fair value within GAAP and expands the disclosures regarding fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. On November 14, 2007, the FASB authorized its staff to draft a proposed FASB Staff Position that would partially defer the effective date of SFAS No. 157 for one year for certain nonfinancial assets and liabilities that are disclosed at fair value. Recognition and disclosure requirements would not be deferred for annually remeasured nonfinancial assets and liabilities or for financial assets and liabilities. The Company does not expect the adoption of SFAS No. 157 to have a material impact on its financial condition, results of operations or cash flows.
Off-Balance Sheet Arrangements
     We do not have any off-balance sheet arrangements.
Contractual Obligations
     The table below summarizes our financial commitments as of December 2, 2007 and the effect these obligations are expected to have on our liquidity and cash flow in future periods. We based some of the amounts in this table on management’s estimates and assumptions about these obligations. Because these estimates and assumptions are subjective, the enforceable and legally binding obligations we actually pay in future periods may vary from those we have summarized in the table.

	Payments Due by Period
		Less Than	1 to	3 to	More Than
	Total	1 Year	3 Years	5 Years	5 Years
	(Dollars in thousands)
Long-term debt:
Variable rate bank debt	$80,136	$766	$1,533	$77,837	$—
Fixed rate Subordinated Note	35,073	—	—	—	35,073
Fixed rate Senior Notes	175,000	—	—	—	175,000
Future interest payments(1)	173,791	30,472	60,613	60,430	22,276
Capital lease obligations	749	424	303	21	1
Operating lease obligations	14,343	4,356	6,083	3,573	331

Total contractual obligations	$479,092	$36,018	$68,532	$141,861	$232,681

(1)	This line item is comprised of fixed and variable interest rates on the debt balances as of December 2, 2007. For the variable rate portion, the company has assumed that the effective interest rate as of December 2, 2007 will remain consistent over the remaining life of the variable rate bank debt.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     For a discussion of certain of the market risks to which we are exposed, see the “Quantitative and Qualitative Disclosures About Market Risk” section in our Fiscal 2007 Form 10-K.
Item 4. Controls and Procedures
     As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 2, 2007. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the nine periods ended December 2, 2007 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
          For a discussion of risk factors, see “Item 1A. – Risk Factors” section in our fiscal 2007 Form 10-K. There have been no material changes from the risk factors previously disclosed in the Form 10-K filed on June 8, 2007.
Item 2 Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 5. Other Information
None.
Item 6. Exhibits
See separate Exhibit Index attached hereto and hereby incorporated herein.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Network Communications, Inc.
Date: January 15, 2008	By:	/s/ Daniel R. McCarthy
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: January 15, 2008	By:	/s/ Gerard P. Parker
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

NETWORK COMMUNICATION,INC. AND SUBSIDIARIES
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