Form 10-K
period 2008-03-30
Network Communications, Inc.
filed 2008-06-19
CIK 1364727

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 30, 2008
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes ☐ No ☑
None of the Registrant’s common stock is held by non-affiliates of the Registrant.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 30, 2008
Common Stock, $0.001 par value per share	100 shares

Part I
Item 1. Business
     Except as otherwise stated or required by the context, references in this document to “NCI,” “our company,” “we,” “us” and “our” refer to Network Communications, Inc. and its consolidated subsidiaries. References to “GMH” are to Gallarus Media Holdings, Inc., our parent. Each reference in this report to a fiscal year, “fiscal 2008” for example, refers to the fifty-two or fifty-three week accounting year ended on the last Sunday of March of such year and includes 13 four-week periods.
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
     We operate in over 630 targeted markets which may overlap geographically across the U.S. and Canada, and have a monthly print and online reach of over 13 million potential consumers seeking to buy, rent or renovate their homes. The predominant content in our publications is advertisements, and our two largest publications are 100% advertisement based. In the resale home market, our flagship brand, The Real Estate Book (“TREB”), is the largest real estate advertising publication in North America. In the leasing market, we provide residential and commercial leasing listings, primarily through Apartment Finder and Black’s Guide. In the home improvement market, we are the largest publisher of local and regional design magazines for the luxury market, including Kansas City Homes & Gardens, Atlanta Homes & Lifestyles, Colorado Homes & Lifestyles, Mountain Living and New England Home. We believe that our focus on the three largest and most diversified areas of the housing market helps lessen our exposure to a downturn in any specific area.
     We believe that our proprietary online and print distribution strategy gives us an advantage in reaching consumers at critical points in the purchase process. We distribute our printed publications through an extensive rack distribution network, comprised of high traffic locations in areas frequented by our target consumers. For those products targeting affluent consumers and businesses, we utilize sophisticated database management and customer acquisition tools in order to develop highly targeted direct mail distribution. We also distribute all of our content online to our advertisers. We maintain a proprietary online network which has over a million unique visitors each month. In addition, we distribute our content to more than ten online distribution partners, including Trulia, Front Door.com and BobVila.com, with a monthly reach of over 47 million online users. We believe our combined online and print distribution network, which is provided to advertisers at one all-inclusive cost, drives exceptional results for our advertisers.
     We have two marketing channels through which we generate revenue, the ID channel and the Direct channel. In our ID channel, the independent distributor is responsible for selling the advertising, collecting listings from agents/brokers and distributing publications in a specific geographic market. In our Direct channel, we sell the advertising, collect the listings from the agents/brokers, create and print the publications and distribute the publications. In fiscal year 2008, the ID channel accounted for 28% of our revenue while the Direct channel accounted for 72%.
     We are dedicated to delivering the highest quality products to our advertisers and consumers. Substantially all of our products are printed in four-color on quality paper stock. In addition, we print primarily digest-sized magazines, which are easy to use and transport during a home search. Our vertical integration strategy, which includes printing approximately 94% of our publications in-house, allows for exceptional quality control and speed to market for the multitude of products we produce. We print the remaining 6% of our publications at third party commercial printers.
     We operate a highly efficient manufacturing and shipping network. At our corporate headquarters and production facility in Lawrenceville, GA, a suburb of Atlanta, we own and operate six Zirkon presses that are optimized to produce our digest-sized four-color publications. Through our fleet of nine trucks, we deliver our publications to over 630 targeted markets which may overlap geographically across the U.S. and Canada. The benefits of our vertical integration strategy include lower cost of production, higher quality control and faster time to market than our competitors.
Industry Overview
     We participate predominantly in the local advertising industry. In 2007, U.S. businesses spent more than $125.0 billion in local advertising outlets to market products and services. Spending on local advertising is divided between display advertising in newspapers, radio, TV, and classified advertising in newspapers, yellow pages and classified-only publications. Classified advertising has traditionally been the most stable and profitable sector of the local advertising industry and our TREB and Apartment Finder brands operate exclusively in the classified advertising market.
     Classified-only publications were initially developed in the early 1950s by entrepreneurs who had identified a need for a low-cost advertising medium to help sell used vehicles and household goods. In the 1960s, entrepreneurs began launching free distribution real estate magazines with photographs of homes for sale, and free apartment guides soon followed. In the 1970s, due to the growing popularity of photo advertising, guides were launched in rapidly increasing numbers creating a lucrative, low capital, high growth industry in which revenues were generated through advertising and/or circulation.
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
Competition
     We are a leading local media company focused primarily on the U.S. housing guide market. The major competing players in the local home advertising marketplace are: newspapers, yellow pages, free guides, consumer magazines, and internet companies. We compete in these categories based on the quality of our publications and websites, product pricing, customer service, distribution and the effectiveness of providing advertisers with qualified leads at a cost effective rate.
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
Print Competition
     We are one of the substantial publishers of print guides for apartments, new homes and resale homes. Our three main competitors in the print guides market are Dominion Enterprises, Primedia Consumer Source and Endurance Business Media. TREB‘s competitive strength is a result of its high quality product offering and its sales personnel, coupled with its superior distribution network. Management further believes that Apartment Finder is the number one or number two publication in approximately 80% of the markets in which it competes for the same competitive reasons as TREB. Our online distribution strategy and leadership further support the competitive advantages exhibited by TREB and Apartment Finder.
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
Online Competition
     We have a significant presence in the online segment. Our primary internet-only competitors are Move.com and REALTOR.com®.
     Management believes that we are well positioned to participate in the projected rapid growth of web-based residential real estate advertising due to its multiple third party online partnerships and portfolio of rich online offerings under the LivingChoices.com umbrella. Currently, over 10 million unique visitors view 500 million listings annually at LivingChoices.com and our brand-specific websites. We believe that our websites complement our publications by connecting our advertisers with consumers actively seeking their next apartment or home.
Raw Materials
     Costs related to certain raw materials used in our printing process, including paper, ink and printing plates, have an effect on our liquidity. According to RISI’s Paper Trader, coated paper markets have experienced reduced demand, which is expected to continue as a result of lower magazine ad pages and circulation volumes and a buildup in inventories by printers in advance of the April 2008 price hike. This reduction in paper usage is being offset by a reduction in paper supply resulting from permanent mill closures and the decline in imports from Canada and Europe due to the weak US dollar.
     Paper expense accounted for approximately 9.9% of our operating expenses and 8.8% of consolidated revenue in fiscal year 2008. We experienced a decline of approximately 4% in our paper pricing in fiscal year 2008 as we benefited from locking our prices in with our vendors for the duration of the fiscal year. We anticipate a year-over-year increase in our paper prices in the coming year in the 15% range as our fiscal year 2009 prices will reflect a portion of the market rate hikes that occurred during calendar year 2007. We believe that we continue to be in a position to mitigate increased paper prices in the future for three main reasons. First, we continue to improve the efficiencies of our print operations, including reducing paper waste. Second, because we are a large and consistent buyer of paper, we negotiate directly with paper producers and are able to secure favorable terms. Third, we utilize “throw-away” rolls on our presses, which represent remnant inventory that is difficult for paper suppliers to market, thereby enabling us to secure such inventory at attractive prices.
     Ink expense accounted for 0.64% of our operating expenses and 0.57% of consolidated revenue in fiscal year 2008. Due to increased energy costs that have increased the cost of ink production in general, we received a 3% increase in ink prices from our vendor. Our current contract with our ink vendor, which does not include any minimum purchase requirements, extends through March 2010.
     Costs for printing plates, which are aluminum plates which capture the images that are transferred to our printing press, accounted for 0.29% of our operating expenses and 0.26% of consolidated revenue in fiscal year 2008. We currently have a contract that satisfies our printing plate requirements through January 2011. The contract has a minimum annual purchase requirement of $0.45 million.

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
     Expand through targeted product launches in North American markets. We have successfully implemented a strategic framework for product growth that aims to maximize revenue and cash flow generation. We believe that there are significant opportunities to expand into new geographic markets through our ID and Direct channels. Historically, the ID channel has been the primary growth channel for TREB, while our Direct channel is the preferred strategy for new market opportunities which require significant capital investment. During fiscal year 2004 to fiscal year 2007, we launched publications in 138 new markets through our ID and Direct channels. In fiscal year 2008, we entered into 29 new markets through our ID and Direct channels.
     Continue to provide integrated print and online products to capture increased online activity. Our websites complement the strength of our print publications by providing broad distribution of our database of real estate listings to the millions of consumers searching for homes online. With over 10 million unique visitors viewing 500 million listings annually, LivingChoices.com and our brand-specific websites are highly trafficked online destinations for consumers searching for homes and apartments. In addition, we distribute our content to a broad range of websites, including Trulia and BobVila.com. We aim to continuously expand and develop our web presence to further enhance the strength of our brands and to further improve the ROI for our advertiser base.
     Continue to selectively pursue strategic acquisitions. Our disciplined acquisition strategy is predominantly focused on sourcing and identifying potential acquisition targets in local markets where we are already present. This strategy allows us to build on our economies of scale. We plan to continue to selectively pursue acquisitions in the future in accordance with this strategy.
Our Markets and Publications
     We offer a wide range of publications targeted towards the following areas of the real estate market for both the luxury and mass consumers:
•	in the resale and new sales area, we offer, among other publications, TREB, New Home Finder, Unique Homes, Enclave and By Design;

•	in the rental and leasing area, which includes the residential, corporate, commercial real estate markets, we offer, among other publications, Apartment Finder, Mature Living Choices and Black’s Guide; and

•	in the remodeling and home improvement area, we offer, among other publications, Atlanta Homes & Lifestyles, Colorado Homes & Lifestyles, Mountain Living and New England Home which are local home remodeling magazines for affluent homeowners.
     In the resale and new sales area, we focus on home buyers, real estate agents and new home developers; in the rental and leasing area, we target renters, property managers and property owners; and in the remodeling and home improvement area, we focus on home owners and providers of products and services intended to improve the value and quality of a home.

     The table below summarizes our main product portfolio:

	NCI’s Publications — Fiscal Year 2008
	Publishing
	Cycles Per	Number of
Publication	Year	Publications
The Real Estate Book	13	453
Apartment Finder	4/6	109
Unique Homes	6	1
Black’s Guide	2/4	9
New Home Finder/New Homes Journal	4/6	10
Mature Living Choices/Senior Living Choices	2/4	24
Home Design & Improvement	6-12	26
Enclave	4	4
By Design	6/12	3
Resale and New Sales Area
     The resale and new sales real estate area is a broad and general category of real estate transactions within which our advertisers target niche consumers, investors or commercial entities with their real estate listings. Our main publications in this area are TREB, New Home Finder, Unique Homes, Enclave and By Design. In fiscal years 2008, 2007 and 2006, the revenue generated from our publications in the resale and new sales area were 52.5%, 59.2% and 62.3%, respectively, of our total consolidated revenue in each year.
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
     TREB, by delivering “must-have” information to consumers with respect to the home-buying process (such as a wide selection, clear photographs, well-written copy and agent/broker information), ensures an audience of interested and qualified buyers. TREB‘s distribution covers almost 70% of the population in the U.S., including almost every major metropolitan area. TREB has a geographically diverse revenue base. While Georgia, its home state, accounted for 12% of TREB‘s fiscal year 2008 revenue (resulting from our significant Direct channel operations in Georgia), the next largest state accounted for approximately 9% of our fiscal year 2008 revenue. Such diversity is very important, as real estate market conditions tend to vary from market to market at various points in time.
     TREB also offers a comprehensive and user-friendly real estate website at TheRealEstateBook.com. Additionally, TREB is a major supplier of real estate listings to other real estate sites. TREB is published every four weeks, or 13 times per year, in each of its markets.
New Home Finder/New Homes Journal
     Published four or six times per year, New Home Finder and New Homes Journal are housing guides for new construction. These comprehensive guides provide help in organizing and simplifying the new home search for homebuyers and offer new home marketers distinctive full-color advertising reach. The publications are distributed free-of-charge and available in Charlotte, Raleigh, Dallas/ Ft.Worth, Denver, Greenville/Spartanburg, Indianapolis, Orlando, Kansas City, Nashville and Alaska. The website is located at NewHomeFinder.net.
Unique Homes
     We acquired Unique Homes in December 1998. For over 30 years, Unique Homes has featured luxurious real estate throughout the world. European castles, oceanfront contemporaries, world-class resort properties and luxurious hideaways are showcased in full-color pages in each issue. Unique Homes is a subscription- and newsstand-based publication. Unique Homes currently has over 13,750 paid subscribers and can also be purchased on the newsstand and in bookstores such as Barnes & Noble and Borders. Two-year subscriptions (12 issues) are currently priced at $46.97 and one-year subscriptions (6 issues) are currently priced at $24.97. Unique Homes is available on the Web at UniqueHomes.com.

Enclave
     A locally-oriented spin-off of Unique Homes, this publication is published quarterly and distributed in four U.S. markets via direct mail. Enclave provides targeted local exposure for luxury properties.
By Design
     By Design encompasses three publications — Home By Design, Your Home and Lifestyle and Life by Design. These publications are custom marketing tools for real estate agents that are mailed directly to target lists of consumer prospects.
Rental and Leasing Area
     In the real estate rental and leasing area, we offer Apartment Finder, Mature Living Choices and Black’s Guide, in which our advertisers target rental and leasing consumers and commercial entities. The revenue generated from the rental and leasing area was 33.1%, 29.0%, and 28.9% of our total consolidated revenue in fiscal years 2008, 2007 and 2006, respectively.
Apartment Finder
     Apartment Finder is the premier digest-size, full-color local rental community publication in North America. Apartment Finder is distributed in 109 markets with a circulation of approximately 5 million per quarter. Quality apartment homes, including locator maps and directions, are showcased in Apartment Finder in full color. Apartment Finder features long-term, short-term and corporate housing communities. Apartment Finder‘s advertiser base is comprised primarily of property management companies. One of our key objectives has been to expand Apartment Finder into many primary major metropolitan markets by opening new books or acquiring existing publications. We have demonstrated the ability to successfully expand into these larger, more competitive apartment markets with our differentiated product format and quality, our extensive proprietary distribution strategy and our ability to offer our superior product at lower price points than our competitors. Apartment Finder is on the internet at ApartmentFinder.com.
Black’s Guide
     Founded in 1978, Black’s Guide is a leading business-to-business commercial real estate print directory and website and the only comprehensive national print and online resource of its kind in the U.S., with 22 separate editions serving nine U.S. real estate markets. Advertisers use the guides to reach their target audience of commercial real estate professionals including brokers, developers, property managers, tenants and others. Its readers regard Black’s Guide as a source of information on office buildings, flex projects (joint office/industrial space) and industrial buildings. The more than 50,000 properties listed in Black’s Guide are each in excess of 10,000 square feet in size.
     The guides are a business-to-business advertising-supported medium that is a free circulation publication. More than 48,000 magazines are distributed free of charge annually. All but two market editions are published semiannually. The Atlanta and South Florida guides are published quarterly. Black’s Guide also sells a number of ancillary products and services, including wall maps, reprints, creative services, bus tour books, brochures and other advertising vehicles to support the targeted advertiser. Black’s Guide has regional offices across the U.S. that serve its nine markets. The Black’s Guide website is located at BlacksGuide.com.
Mature Living Choices/Senior Living Choices
     Mature Living Choices is a free comprehensive mature living guide for the active senior citizen. A full-color directory, Mature Living Choices is published quarterly in 22 markets across North America. We believe that it is a leading guide to living options and support services for persons aged 55 years and beyond. Standard formats, including maps and directions, are designed with the senior in mind and make Mature Living Choices a user-friendly housing guide. Mature Living Choices can be found on the internet at MatureLivingChoices.com. We have a second product serving the senior market called Senior Living Choices. It is a free guide of assisted living communities that is distributed in two markets and can be found on the internet at SeniorLivingChoices.com.

Remodeling and Home Improvement Area
     The remodeling market is a specific category of real estate transactions within which our advertisers target niche consumers with their various remodeling supply and service advertisements. We offer 26 local home design and home improvement publications in various regions in the United States, such as Kansas City Homes & Gardens, Atlanta Homes & Lifestyles and Atlanta Home Improvement. Our revenue generated from this area was 14.4%, 11.8%, and 8.8% of our total consolidated revenue in fiscal years 2008, 2007 and 2006, respectively.
     We made nine acquisitions since 2003 to establish a presence in the home design and home improvement real estate markets. Currently, we publish home and design magazines for the Kansas City, Atlanta, Colorado, Seattle, St. Louis, Arkansas, New Hampshire, Las Vegas and New England markets. The publications provide advertisers, who are home furnishers, new homebuilders, home service companies or other similar persons, with a cost-effective medium to reach affluent homeowners and generate leads. The publications are distributed through subscriptions, newsstands and controlled direct mail. We also publish home improvement magazines using our Direct and ID sales channels in 14 markets that are distributed free through our rack distribution network.
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
     We have joined forces with various major online companies, whose local information focus complements our local residential real estate content, and whose audience is composed of demographics very closely matching the target audience the real estate community desires to reach. We have contractual relationships with leading on-line portals such as New York Times and Wall Street Journal. The increased media exposure through joint advertising and public relation promotions with these search engines and e-commerce companies heightens awareness of our local print products. We are able to leverage our database for the benefit of all customers online. Our branded websites generate more than ten million unique visitors each year and provide an environment where our advertisers can interact and engage with their customers.
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
     We have relationships with 27 online content distributors. Some relationships are exclusive, meaning the distributor has agreed to refrain from displaying listings from our print competitors. We pay five of our online distributors a set fee based on volume of traffic delivered to our sites. Ten of our online partners share in the revenue from enhanced listings revenue directly proportionate to the leads traffic generated to the Company’s site from the partner site. The remaining content providers simply display our content without any monetary consideration or exclusive restrictions in exchange for being able to provide real estate content to their website visitors.
Business Development
     We completed the following acquisitions or launched the following products during fiscal year 2008:
          On March 28, 2007, we acquired the New England Home magazine. The acquisition expands our Home and Design presence in the New England states.
          On April 4, 2007, we acquired the Relocating in St. Louis magazine. The quarterly publication focuses on home products and services for the St. Louis area.
          On May 10, 2007, we acquired The Greater Jacksonville Apartment Guide, an apartment directory serving communities in and around the Jacksonville, Florida area.
          On July 31, 2007 we acquired the publishing assets of By Design Publishing, a provider of personal marketing products for real estate agents. The product lines acquired allow us to provide a broader menu of options for our real estate advertisers.

          On August 30, 2007, we acquired the publishing assets of DGP Apartment Publications of Louisiana. This acquisition expands our multi-housing footprint into the state of Louisiana.
          On November 28, 2007, we acquired the publishing assets of Apartment Rental Source magazine, a leading monthly apartment rental publication covering the greater Boston area. The acquisition expands our presence into the Southern New England region.
          On December 5, 2007, we acquired the publishing assets of the Fredericksburg Apartment Finder’s Guide. The acquisition expands our presence into the state of Virginia.
Corporate Relocation Resource Center Complementary Services
     Our Corporate Relocation Resource Center serves the relocation industry with comprehensive housing information in the form of our portfolio of publications. This service complements all of our publications by directing consumers to the applicable publication that we offer with respect to their needs. Each month more than 2,100 companies, of the 3,900-plus registered, request and receive over 35,000 issues of our publications. We also provide a toll-free Moving Hotline which enables the consumer to order publications directly.
Direct and Independent Distributor Marketing Channels
     We have two marketing channels through which we generate revenue, the Direct channel and the ID channel. In fiscal year 2008, the ID channel accounted for 28% of our consolidated revenue while the Direct channel accounted for 72%.
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
     We continually seek to increase our distribution points through alternative distribution channels. Our online distribution strategy integrates our publications and brands through our websites and other popular websites that enable all brands to receive exposure with each customer visit. It offers a simplified option for viewers to search and locate residential properties throughout North America. The websites generate traffic of more than ten million unique visitors who view in excess of 500 million properties annually.

Additionally, approximately 20,000 publications per month are ordered on the Internet through our websites, and over 25,000 books per month are ordered through our toll free 1-800 Hotline number.
Intellectual Property
     We hold and maintain or have pending applications for numerous trademarks in connection with our various publications. Each publication title is registered or pending registration either with the appropriate state agencies or United States Patent and Trademark Office. U.S. Trademark registrations can be renewed every ten years. Our material trademarks are The Real Estate Book®, Unique Homes® and Apartment Findertm. These trademarks are important to our business because they are the titles of our most widely distributed publications. These and all of our brands enhance brand recognition among the target consumers for our advertisers. We have 38 trademarks in total. We also hold the design patents for the bird house design of our distribution boxes that we place in various retail and other sites for our publications. This patent expires August 29, 2009.
Employees
     As of March 30, 2008, we had 1,011 employees, 488 of which were located at our leased corporate headquarters and production facility in Lawrenceville, Georgia. Our employees are allocated among our internal departments as follows: 372 in our sales department; 135 in our corporate department; 342 in our production facility; 43 in our distribution department; and 119 in our customer support department.
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
Foreign Operations
     Our only foreign country operation is in Canada, which generated approximately $3.7 million and $3.2 million, 1.7% and 1.6% of our total consolidated revenue in fiscal year 2008 and fiscal year 2007, respectively.
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
     Further, our business is subject to a number of general risks that would affect any forward-looking statements, including the risks discussed under “Item 1A. — Risk Factors”

Item 1A. Risk Factors
     Our business is subject to risk and uncertainties including, but not limited to the following specific risks:
We depend on individual agents in the residential market for existing home sales for substantially all of our revenues in TREB and any industry downturn and consequential decrease in real estate prices in the residential market for existing home sales could adversely impact our financial results.
     We generate a significant portion of all of our revenues from the residential real estate market, especially existing home sales, and thus depend on large real estate transaction volume and a stable supply of and demand for residential housing. The real estate market has been historically cyclical and is influenced by three key factors: interest rates, employment and consumer confidence. To the extent that interest rates rise significantly above their current levels, unemployment increases significantly or consumer confidence declines due to economic uncertainties or some other factors then the real estate market could decline and our business would be negatively impacted. Such economic downturn may adversely impact the relatively stable real estate advertising market.
     The ROI for our advertisers depends on the success rate of actual sales that are closed in comparison to the advertising expenses paid. Whether a real estate sale will actually close depends on factors beyond our control, such as (in addition to the factors mentioned above) the market conditions and preferences, the personal choices of the people actually making the sale or purchase and other social and economic considerations. If our advertisers experience lower ROI because actual sales decline for reasons beyond our control, they may choose to decrease the level of advertising which would adversely affect our revenues.
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
     Our customers look for an efficient and wide distribution network when placing advertisements. Unlike our major direct print competitors that have entered into several multi-year, non-cancelable and long-term contracts that yield relatively high fixed costs and less flexibility to alter their distribution network, we have various low-cost, flexible agreements and arrangements with retail stores, restaurants and other public commercial locations to set up our distribution boxes. In addition, we have arrangements with some of our competitors to use their distribution outlets for our publications. If these various public commercial locations or our competitors do not allow us to set up our distribution network, or significantly raise the costs for us, our ability to effectively and efficiently distribute our publications may be materially impaired. Such impairment may materially reduce the demand from our customers and could have a material adverse effect on our business, results of operations and financial position.
If we are unable to meet rapid changes in technology, our services and proprietary technology and systems may become obsolete.
     The internet and e-commerce are constantly changing. Due to the costs and management time required to introduce new services and enhancements, we may not be able to respond in a timely manner to competitive innovations. To remain competitive, we must continue to enhance and improve the functionality and features of our online commerce business. Further, to remain competitive, we must meet the challenges of the introduction by our competitors of new services using new technologies or the introduction of new industry standards and practices. In addition, the vendors we use to support our technology may not provide the level of service we expect or may not continue to provide their product or service on commercially reasonable terms or at all. If we fail to meet any of these potential changes or our vendors fail to provide the necessary support to our technology, our results of operations and financial position could be negatively impacted.
The market for our products and services is highly competitive.
     The market for our products and services is disbursed throughout North America. Generally, newspapers, the yellow pages and free guides dominate the local print market and represent our main competitors. Many of these publishers have a strong local distribution base and traditional readership.
     Another class of competitors that have a potentially significant distribution base are various websites that focus on real estate sales. Since the cost of entry into our business is relatively low, we may face increased competition from other publications, whether paper or online. In addition, our current and potential competitors may have greater financial, technical, operational and marketing resources. Competitive pressures may also force prices for our service to go down which may adversely affect our results of operations and financial position.
Any significant increase in paper, ink or printing plate costs would cause our expenses to increase significantly.
     Because of our print products, direct mail solicitations and product distributions, we incur substantial costs for paper, ink and printing plates, which are aluminum plates that capture the images that are transferred to our printing presses. We do not currently use forward contracts to purchase paper and, therefore, we are not protected against fluctuations in paper prices. In addition, we currently have a contract that satisfies our ink requirements through March 2010. Due to higher energy costs that have increased the cost of ink production in general, we received a price increase of approximately 6% effective April 2008. Finally, we currently have a contract that satisfies our printing plates requirements through January 2011. If we cannot renew our existing agreements and/or pass increased costs for paper, ink or printing plates through to our customers, our financial position and results of operations could be adversely affected.
An economic downturn or unexpected macroeconomic event could adversely affect our advertising revenue, a substantial portion of which is derived from our free publications.
     Our customers typically reduce their marketing and advertising budgets during a general economic downturn or a recession in the United States. The longer a recession or economic downturn continues, the more likely it becomes that our customers may significantly reduce their marketing and advertising budgets. Any material decrease in our customers’ marketing and advertising budgets would likely reduce the demand for advertising in our publications and on our websites. Despite our efforts to diversify our publications, a substantial portion of our revenue is generated from the sale of advertising in our free publications, which include TREB and Apartment Finder. Any downturn in the real estate market can negatively affect our revenue. Furthermore, an unexpected event such as a terrorist attack, labor strike, natural catastrophe or general economic weakness can adversely affect the advertising demand for these publications and, in turn, could adversely impact our results of operations and financial position.
Our success and growth depend to a significant degree upon the protection of our intellectual property rights.
     As a media company we have a significant intellectual property portfolio, especially copyrights and trademarks, and have allocated considerable resources toward intellectual property maintenance, prosecution and enforcement. For example, we hold and maintain or have pending applications for numerous trademarks in connection with our various publications, such as TREB. We have 38 trademarks in total. We also hold the design patents for the bird house design of our distribution boxes that we place in various retail and other sites for our publications. In addition, we continuously develop and create proprietary software to enhance our ability to effectively and efficiently update the listings in our online and print publications. For example, our advertising management system technology was developed by us to easily track new and updated listings. We may be unable to deter infringement or misappropriation of our data and other proprietary information, detect unauthorized use or take appropriate steps to enforce our intellectual property rights. Any unauthorized use of our intellectual property could make it more expensive for us to do business and consequently harm our business.

A loss of production capacity at our in-house printing facilities could adversely impact our results of operations and financial position.
     We produce the vast majority of our products at our printing facilities located at our headquarters in Lawrenceville, Georgia. We generally house approximately a one-month supply of paper, six printing presses and other materials necessary to produce our publications at these facilities. To the extent that an unexpected event such as a fire, explosion or natural catastrophe occurs at our in-house printing facilities, we could experience significant delays in the production and delivery of our products to our customers. In addition, we may be forced to engage an independent third-party publisher to produce our publications at higher costs. The engagement of an independent third-party publisher would reduce our revenues and require an additional expenditure of capital by us and would negatively impact our margins. As a result, our results of operations and financial position could be adversely impacted.
Loss of key personnel could impair our success.
     We benefit from the leadership, experience and business relationships of our senior management team, and we depend on their continued services in order to successfully implement our business strategy. Although we have entered into employment agreements with our Chief Executive Officer and Chief Financial Officer, they and other key personnel may not remain in our employment. The loss of key personnel or our inability to attract new personnel could have a material adverse effect on our business, results of operations and financial position.
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
     We sell advertising space through our independent distributors and distribute our publications to the distribution boxes in various states through such independent distributors. Based on this arrangement, we pay certain state use taxes on the production costs of our publications, because we do not view our arrangement with the independent distributors as a sale of our publications to such independent distributors. We cannot guarantee that state tax authorities will agree with our view on the arrangements with our independent distributors in the future. If state tax authorities were successful in characterizing our arrangements as a sale of the publications to the independent distributors for tax purposes, we may be subject to significantly higher state use taxes. Such higher taxes may have a material adverse impact on our results of operations and financial position.
Our arrangement with our independent distributors and independent contractors may become subject to various additional federal and state regulatory laws that do not affect the current operations.
     Currently, certain federal and state regulatory laws, including laws related to antitrust, franchises, employment and tax, do not regulate our arrangements with our independent distributors and independent contractors. We do not believe our arrangements should be regulated under such federal and state regulatory schemes. However, we cannot guarantee that the federal and state regulatory authorities will continue to agree that such regulatory scheme is not applicable to our arrangements with the independent distributors and independent contractors. If we are subject to various other burdensome federal or state regulatory schemes (such as certain registration or filing requirements), such additional costs and efforts may negatively impact our results of operations and financial position.
To the extent we consummate acquisitions in the future, there will be integration risk.
     The process of integrating acquired businesses into our existing operations may result in unforeseen difficulties and liabilities and may require a disproportionate amount of resources and management attention. Difficulties that we may encounter in integrating the operations of acquired businesses could have a material adverse effect on our results of operations and financial position. Moreover, we may not realize any of the anticipated benefits of an acquisition and integration costs may exceed anticipated amounts. In addition, acquisitions of businesses may require us to assume or incur additional debt financing, resulting in additional leverage.
Our internal control over financial reporting and our disclosure controls and procedures may not prevent all possible errors that could occur. Internal control over financial reporting and disclosure controls and procedures no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control systems objective will be met.
     We made evaluations of our internal control over financial reporting and its disclosure controls and procedures which included a review of the objectives, design, implementation and effects of the controls and information generated for use in our periodic reports. We performed the system and process evaluation and testing to comply with the management certification requirements of Section 404 of the Sarbanes Oxley Act of 2002.
     We assessed the effectiveness of our internal control over financial reporting as of March 30, 2008 and have found that material weaknesses existed in our internal control over financial reporting. Our assessment identified the following material weaknesses in our internal control over financial reporting:
1.	Deficiencies existed in our information technology (“IT”) environment due to untimely removal of network access for terminated employees.

2.	Deficiencies existed in our IT environment due to backup tapes not being stored offsite on a consistent basis.

3.	Deficiencies existed in maintaining adequate controls over certain key spreadsheets used in our financial reporting process including review of these spreadsheets.
     A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be satisfied. Internal control over financial reporting and disclosure controls and procedures are designed to give a reasonable assurance that they are effective to achieve their objectives. We cannot provide absolute assurance that all of our possible future control issues will be detected. These inherent limitations include the possibility that judgments in our decision making can be faulty, and that isolated breakdowns can occur because of simple human error or mistakes. The design of our system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed absolutely in achieving our stated goals under all potential future or unforeseeable conditions. Because of inherent limitations in a cost-effective control system, misstatement due to error could occur and not be detected.
We are controlled by principal equity holders who are able to make important decisions about our business and capital structure and their interests may differ from the interests of our noteholders.
     Court Square Capital Partners and its affiliates control us and have the power to elect a majority of the members of our Board of Directors, appoint new management and approve any action requiring the approval of the holders of GMH’s, our parent’s, membership interests, including approving acquisitions or sales of all or substantially all of our assets. Court Square Capital Partners and its affiliates beneficially own securities representing approximately 89% of our voting equity interests and, therefore, have the ability to control decisions affecting our capital structure, including the issuance of additional capital stock, the implementation of stock repurchase programs and the declaration of dividends. The interests of our equity holders may not in all cases be aligned with the interests of the noteholders. If we encounter financial difficulties or we are unable to pay our debts as they mature, the interests of our equity holders might conflict with those of the noteholders. In that situation, for example, the noteholders might want us to raise additional equity from our equity holders or other investors to reduce our leverage and pay our debts, while our equity holders might not want to increase their investment in us or have their ownership diluted and instead choose to take other actions, such as selling our assets. Our equity holders may have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in their judgment, could enhance their equity investments, even though such transactions might involve risks to you as a noteholder. In addition, our equity holders may pursue acquisition opportunities through companies other than us, even if such opportunities may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us.

Item 1B.	Unresolved Staff Comments
     None.

Item 2.	Properties
     We do not own any real estate properties. Our principal leased properties are our corporate headquarters and production facility in Lawrenceville, Georgia and approximately 70 field offices located in the United States for our Direct channel publications.

Item 3.	Legal Proceedings
     While there are no material pending legal proceedings to which we are a party, we are involved in various claims, legal actions and regulatory proceedings arising in the ordinary course of our business. In the opinion of our management, the resolution of these matters will not have a material adverse effect on our financial position, results of operations or cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders
     None.
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
     We are wholly-owned by Gallarus Media Holdings, Inc. (“GMH”), which is a wholly-owned subsidiary of GMH Holding Company (“GMHC”), a privately owned corporation. There is no public trading market for our equity securities or for those of GMH or GMHC. As of March 30, 2008, GMHC’s common shares are held by Court Square Capital Partners, certain members of management and other external investors. See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”
     We have not paid any dividends in fiscal years 2008 and 2007. Our senior credit facility contains customary restrictions on our ability, GMHC’s ability and the ability of certain of our subsidiaries to declare or pay any dividends. The indenture governing our Senior Notes due 2013 and the notes issued by GMH to Citicorp Mezzanine III, L.P. contain customary terms restricting our ability and the ability of certain of our subsidiaries to declare or pay any dividends.

Item 6.	Selected Financial Data
     The following table sets forth our selected historical consolidated financial data as of the dates and for the periods indicated. We derived the consolidated balance sheet data as of March 30, 2008 and March 25, 2007 and the consolidated statements of income and consolidated statements of cash flows data for the fiscal years ended March 30, 2008, March 25, 2007 and March 26, 2006, from the Consolidated Financial Statements included herein. We derived the consolidated balance sheet data as of March 26, 2006, March 27, 2005, and March 28, 2004 and the consolidated statements of income and consolidated statements of cash flows data for the fiscal years ended March 27, 2005, March 28, 2004 from audited Consolidated Financial Statements. You should read the data presented below together with, and qualified by reference to, our consolidated financial statements and related notes and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” each of which is included herein. The results of operations shown below may not be indicative of future results.
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

	Fiscal 2008	Fiscal 2007	Fiscal 2006	Fiscal 2005		Fiscal 2004
	Successor	Successor	Successor	Successor	Predecessor	Predecessor
				Period	Period
	Fiscal	Fiscal	Fiscal	from	from	Fiscal
	Year	Year	Year	January 7,	March 29,	Year
	Ended	Ended	Ended	2005 to	2004 to	Ended
	March 30,	March 25,	March 26,	March 27,	January 6,	March 28,
(Dollars in thousands)	2008	2007	2006	2005	2005	2004
Statement of Operations Data:
Revenue	$223,726	$203,739	$176,522	$29,054	$109,748	$118,168
Cost of Sales (exclusive of production depreciation and software amortization expense shown separately below)	150,200	134,749	116,674	19,660	70,577	77,034
Production depreciation and software amortization	5,085	9,544	9,784	2,036	3,245	7,093

Gross profit	68,441	59,446	50,064	7,358	35,926	34,041
Selling, general & administrative expenses	24,399	22,640	20,234	4,107	13,989	15,853
Depreciation and software amortization	1,786	3,353	3,438	715	1,140	2,492
Amortization of intangibles	17,151	15,411	15,049	3,279	6,128	7,464

Operating income (loss)	25,105	18,042	11,343	(743)	14,669	8,232
Interest expense, net	(34,400)	(28,748)	(28,560)	(4,716)	(7,247)	(5,114)
Gain (loss) on derivatives	—	(7)	6	—	418	(220)
Other income, net	70	55	5	109	42	112

(Loss) income from continuing operations before benefit (provision) from income taxes	(9,225)	(10,658)	(17,206)	(5,350)	7,882	3,010
Benefit (provision) for income taxes	3,047	4,831	6,186	1,926	(3,203)	(1,161)

Net (loss) income from continuing operations	(6,178)	(5,827)	(11,020)	(3,424)	4,679	1,849
Income (loss) from discontinued operations, net of tax	—	9	19	21	(63)	(30)
Loss on disposal of discontinued operations, net of tax	—	(121)	—	—	—	—

Net (loss) income	(6,178)	$(5,939)	$(11,001)	$(3,403)	$4,616	$1,819

	Fiscal 2008	Fiscal 2007	Fiscal 2006	Fiscal 2005	Fiscal 2004
	Successor	Successor	Successor	Successor	Predecessor
Balance Sheet Data (at end of fiscal year):
Cash and cash equivalents	$6,716	$9,338	$16,418	$4,091	$2,534
Total assets	521,914	508,550	515,246	481,314	213,940
Total debt and long-term obligations	286,629	262,324	252,345	211,891	85,966
Total stockholder’s equity	168,046	174,203	180,071	190,975	70,333
Other Financial Data:
Capital expenditures	6,185	7,144	5,085	6,117	4,837
Net cash provided by operating activities	17,754	17,645	22,069	20,182	11,556
Net cash used in investing activities	(39,271)	(30,297)	(36,821)	(263,795)	(23,027)
Net cash provided by financing activities	18,895	5,572	27,080	246,461	7,301

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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

     On January 7, 2005, we were acquired by Citigroup Venture Capital Partners L.P. (“CVC”). Effective September 2006, CVC spun off from its former owner, Citigroup. The new entity has been renamed Court Square Capital Partners. In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 141, our acquired assets and assumed liabilities were revalued to reflect fair value as of the date of the acquisition. In valuing acquired assets and assumed liabilities, fair values are based on, but are not limited to: future expected cash flow; comparative analysis with similar organizations within the industry; historical experience with customer relationships; current replacement cost for similar capacity for certain fixed assets; market assumptions for contractual obligations; settlement plans for litigation and contingencies; and appropriate discount rates and growth rates. The revaluation created a difference in the basis of accounting specifically for our property, equipment, software, all intangible assets and debt obligations. For financial reporting purposes, the effective date of the acquisition was January 7, 2005 and our results of operations and cash flows presented in our consolidated financial statements have been separated as pre-January 7 and post-January 7 due to a change in basis of accounting in the underlying assets and liabilities.
     We have 13 reporting periods in each fiscal year. The first, second and third quarters each contain three periods, or twelve weeks each, and the fourth quarter contains four periods, or sixteen weeks. The fourth quarter of fiscal year ended March 30, 2008 consists of seventeen weeks as our fiscal year ends on the last Sunday of March of each year. The following discussion includes comparisons of our fiscal years ended March 30, 2008, March 25, 2007 and March 26, 2006.
Overview of Operations
     We are one of the largest and most diversified publishers of information for the local real estate market in North America. Through our extensive proprietary network of online and print distribution points, we provide critical local information to consumers involved in buying, leasing and renovating a home. Our reader base selects our print and online publications almost exclusively for the extensive advertisements, and, as a result, we are able to provide high quality leads at an effective cost to our advertisers, which are comprised of agents, property management companies, new home builders and home renovation products and service providers. In fiscal year 2008, we believe that we generated over ten million leads for our advertisers. We operate in over 630 targeted markets which may overlap geographically across the U.S. and Canada, and have a monthly print and online reach of over 13 million potential consumers seeking to buy, rent or renovate their homes. The predominant content in our publications is advertisements, and our two largest publications are 100% advertisement based. In the resale home market, our flagship brand, TREB, is the largest real estate advertising publication in North America. In the leasing market, we provide residential and commercial leasing listings, primarily through Apartment Finder and Black’s Guide. In the home improvement market, we are the largest publisher of local and regional design magazines for the luxury market, including Kansas City Homes & Gardens, Atlanta Homes & Lifestyles, Colorado Homes & Lifestyles, Mountain Living and New England Home. We believe that our focus on the three largest and most diversified areas of the housing market can help lessen our exposure to a downturn in any specific area.
     We distribute our printed publications through an extensive rack distribution network, comprised of high traffic locations in areas frequented by our target consumers. In addition, we maintain more than 30,000 uniquely shaped proprietary sidewalk distribution boxes. For those products targeting affluent consumers and businesses, we utilize sophisticated database management and customer acquisition tools in order to develop highly targeted direct mail distribution. We also distribute all of our content — including our database of more than 1.8 million homes and apartments — online to our advertisers. We maintain a proprietary online network which has over one million unique visitors each month. In addition, we distribute our content to twenty-seven online distribution partners, including Trulia and BobVila.com with a monthly reach of over 47 million online users. We believe our combined online and print distribution network, which is provided to advertisers at one all-inclusive cost, drives exceptional results for our advertisers.
     We have two marketing channels through which we generate revenue, the ID channel and the Direct channel. In our ID channel, the independent distributor is responsible for selling the advertising, collecting listings from agents/brokers and distributing publications in a specific geographic market. In our Direct channel, we sell the advertising, collect the listings from the agents/brokers, create and print the publications and distribute the publications. In fiscal year 2008, the ID channel accounted for 28% of our revenue while the Direct channel accounted for 72%.
     As of March 30, 2008, we had 1,011 employees, 488 of which were located at our corporate headquarters and production facility in Lawrenceville, Georgia, a suburb of Atlanta.
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
•	Sales volume of existing homes and months of supply of unsold homes - Indicators for the resale and new home markets show that the markets continue to be weak. The inventory of unsold existing homes stood at 10.0 months in March 2008, up from 7.5 months in the prior year. March 2008 sales of existing homes fell to a 4.9 million annual sales rate from an annual rate of 6.1 million in March 2007. The median price of an existing home sold in March 2007 was down more than 7.5% compared to March of the prior year. The annualized rate of new home sales in March 2008 was 526,000, a decline of 304,000 homes or 36.6% from the prior year. The months supply of inventory of new homes increased from 8.3 months in March 2007 to 11 months in March 2008, while at the same time the median price of a new home declined by over 13%. We experienced a significant decline in our TREB business during fiscal year 2008, especially in our fiscal fourth quarter. Although we benefit from the geographic diversity of our TREB markets and the fact that real estate is a very local business, the current housing downturn and dislocation in the mortgage finance market are impacting all regions of the United States.

•	The market tightness index - The National Multi Housing Council’s (“NMHC”) market tightness index in April 2008 stood at 44, an increase from 33 in January 2008 but down from an index of 56 in April 2007. A reading above 50 indicates that markets are experiencing higher occupancy rates and higher rental rates. Credit market conditions are impacting the financing for construction of new units so we expect that there will not be a material increase in apartment inventory in the coming year.

•	Interest rates and the growth in consumer debt - The interest rate environment remains favorable for consumers financing home improvement projects, however the ongoing challenges in the credit markets are negatively impacting the availability of credit as lenders tighten standards for mortgages and home equity lines of credit. In addition, the decline in home values has reduced the amount of home equity available to fund consumer discretionary spending. We currently operate home design and improvement magazines in 20 regional markets in the United States. We continued to grow the aggregate advertising pages in our magazines during fiscal year 2008. We believe that our Home & Lifestyle titles are less susceptible to fluctuations in discretionary spending because of their focus on the high end of the market, while our home improvement titles provide home service providers with a cost effective advertising vehicle that compares favorably to competing lead generation alternatives.

Revenue
     Our principal revenue earning activity is related to the sale of online and print advertising by both Independent Distributors (“ID’’) as well as direct sales to customers through Company-managed distribution territories. Independent Distributors are contracted to manage certain distribution territories on behalf of NCI. We maintain ownership of all magazines and distribution territories. Revenue recognition for print and online products are consistently applied within Company-managed and ID-managed distribution territories as described below. These revenue arrangements are typically sold as a bundled product to customers and include a print ad in a publication as well as online advertisement. We bill our customers a single negotiated price for both elements. In accordance with EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables, we separate our deliverables into units of accounting and allocate consideration to each unit based on relative fair values. We recognize revenue for each unit of accounting in accordance with SEC Staff Accounting Bulletin Number 104, Revenue Recognition. Magazine subscriptions are recorded as deferred revenue when received and recognized as revenue over the term of the subscription.
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
Depreciation and Amortization
     Depreciation costs of computer, equipment and software relate primarily to the depreciation of our computer hardware and software developed for internal use or purchased, as well as property, plant and equipment. The depreciation and amortization of equipment and software associated with production is included in cost of sales. The amounts of depreciation and amortization expense included in cost of sales for the fiscal years ended March 30, 2008, March 25, 2007 and March 26, 2006 were $5.1 million, $9.5 million and $9.8 million, respectively. Depreciation and amortization expense related to nonproduction equipment and software is included in selling, general and administrative expenses. The amounts of depreciation and amortization expense included in selling, general and administrative expenses for the fiscal years ended March 30, 2008, March 25, 2007 and March 26, 2006 were $1.8 million, $3.4 million and $3.4 million, respectively. Depreciation for computer, equipment and software as well as property, plant and equipment is calculated on a straight-line basis over the expected useful life of the related asset class.
     Amortization costs relate to the amortization of intangible assets. Our two largest intangible assets are our independent distributor agreements and trademarks/trade names. The value and expected useful lives of our intangible assets were determined by management at the close of the acquisition by CVC completed on January 7, 2005. The valuation and lives of our larger intangible assets (trademarks, trade names, independent distributors and advertiser lists) were determined by identifying the remaining useful life of the components of each asset combined with a reasonable attrition rate and a reasonable expectation for increase in revenue by each component. Certain markets experience a lower attrition rate. This has contributed to intangible lives in excess of 15 years. Amortization is calculated on a straight-line basis over the expected useful life of the asset.

Interest Income and Interest Expense
     Interest income consists primarily of interest income earned on our cash balances. Interest expense consists of interest on outstanding indebtedness, interest on capital leases, the amortization of deferred financing costs and amortization of debt discounts.
Income Taxes
     The following table sets forth the income tax benefit and effective tax rate for the fiscal years ended March 30, 2008 and March 25, 2007:

(Dollars in thousands)	Fiscal Year 2008	Fiscal Year 2007

Income tax benefit	$3,047	$4,909
Effective tax rate	33.0%	45.3%
     Income tax benefit consists of current and deferred income taxes. The difference in effective income tax rates is due primarily to the impact of nondeductible expenses relative to the level of net loss before taxes between the two periods. The Company has nondeductible expenses related to meals and entertainment and certain interest expenses related to senior subordinated debt. We are subject to taxation in the United States of America (for federal and state) and Canada.
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
Comparison of Fiscal Year Ended March 30, 2008 to the Fiscal Year Ended March 25, 2007
     The following table sets forth a summary of our operations and its percentages of total revenue for the periods indicated. The results of operations related to our discontinued operations (discussed in Note 7 of our consolidated financial statements) have been omitted from the table below.

	Fiscal Year Ended
	March 30, 2008		March 25, 2007
(Dollars in thousands)	Amount	%	Amount	%
Resale and new sales	$117,369	52.5%	$120,579	59.2%
Rental and leasing	74,038	33.1%	59,159	29.0%
Remodeling and home improvement	32,319	14.4%	24,001	11.8%

Total revenue	223,726	100.0%	203,739	100.0%

Cost and expenses:
Operating (including production depreciation and software amortization)	155,285	69.4%	144,293	70.8%
Selling, general and administrative (including depreciation and software amortization)	26,186	11.7%	25,993	12.8%
Amortization of Intangibles	17,151	7.7%	15,411	7.5%

Income from operations	$25,104	11.2%	$18,042	8.9%

     Revenue. The following table sets forth our revenue (in thousands) for fiscal years 2008 and 2007 from our three business areas. These three areas are: (i) resale and new sales; (ii) rental and leasing; and (iii) remodeling and home improvement. The resale and new sales area includes TREB, New Home Finder,

Unique Homes, Enclave and By Design. Our rental/leasing area includes Apartment Finder, Mature Living Choices, and Black’s Guide. Our remodeling and home improvement area includes all of our home & design and home improvement publications.

Area	Fiscal Year 2008	Fiscal Year 2007

Resale and new sales	$117,369	$120,579
Rental and leasing	74,038	59,159
Remodeling and home improvement	32,319	24,001

Total Revenue	$223,726	$203,739

     For fiscal year 2008, total revenue was $223.7 million, an increase of $20.0 million, or 9.8%, from $203.7 million in fiscal year 2007. Our three areas of operation, resale and new sales, rental and leasing, and remodeling and home improvement, showed year-on-year revenue growth of (2.7)%, 25.2% and 34.7%, respectively.
     Revenue from TREB accounted for $86.5 million, or 73.7%, of the resale and new sales area in fiscal year 2008 compared to $98.8 million, or 81.9%, in fiscal year 2007. The TREB revenue showed a year-over-year decline of $12.3 million, or 12.4%. The decline was driven by a reduction in the number of advertisers and an accompanying drop in advertising page count. The ID channel accounted for $57.5 million, or 66.7%, of total TREB sales in fiscal year 2008 compared to $64.9 million, or 65.7%, in fiscal year 2007. The TREB direct sales channel generated $28.8 million, or 33.3%, of total TREB sales in fiscal year 2008 compared to $33.8 million, or 34.2%, in fiscal year 2007. The decline of the Direct channel in fiscal year 2008 was the result of a reduction in ad page volume and some market closedowns. Likewise, the ID channel drop in fiscal year 2008 was primarily due to page volume shrinkage and a reduction in the number of active markets. A second key driver of the resale and new sales area was the performance of Unique Homes and Enclave which posted revenue of $8.8 million in fiscal year 2008 compared to $10.0 million in fiscal year 2007. The slowdown in the volume of transactions in the luxury market reduced real estate agents marketing budgets which resulted in ad page decline for these publications. New Home Finder posted revenue of $9.1 million in fiscal year 2008 compared to $8.4 million in fiscal year 2007. The growth of $0.7 million or 8.3% was due to an increase in yield per page and the launch of a new market.
     Apartment Finder accounted for $67.6 million, or 91.3%, of the revenue of the rental and leasing area in fiscal year 2008 compared to $51.4 million or 86.9% in fiscal year 2007. Apartment Finder posted year-over-year revenue growth of $16.2 million, or 31.5%. The growth was the result of the increase in the advertiser base in our existing publications, opening new markets and strategic acquisitions. We generated $8.7 million in revenue in fiscal year 2008 from acquisitions made during fiscal years 2007 and 2008. Black’s Guide, which accounted for 5.1% of the revenue for the rental and leasing area in fiscal year 2008, had revenue of $3.8 million, which was down $1.1 million or 22.4% from $4.9 million in fiscal year 2007. The decline in Black’s Guide revenue is the result of reducing the number of markets from 16 to 9 to maximize profitability.
     Revenue for our remodeling and home improvement area in fiscal year 2008 was $32.3 million, which was an increase of $8.3 million or 34.6% compared to fiscal year 2007 revenue of $24.0 million. During fiscal year 2008, we generated $6.4 million in revenue from acquisitions made during fiscal years 2007 and 2008. Our publications in this area include: Kansas City Homes & Gardens, Accent Home & Garden, At Home In Arkansas, Relocating in Las Vegas, New England Home, Relocating in St. Louis, regional Home Improvement magazines, and the Homes & Lifestyles magazines.
     Cost of sales. Cost of sales for fiscal year 2008 was $150.2 million, which represents an increase of $15.5 million, or 11.5%, compared to $134.7 million in fiscal year 2007. Labor and related expenses were $66.7 million compared to $61.9 million in fiscal year 2007. Labor related to our production facility in Georgia was $18.4 million compared to $19.0 million in fiscal year 2007. Such decrease was incurred in conjunction with the drop in the advertising page and book volume. The expense for paper used in our production facility in each of fiscal years 2008 and 2007 was $19.8 million. Other costs of the production facility in fiscal year 2008 were $7.7 million compared to $8.0 million in fiscal year 2007. Outside production expenses increased to $10.1 million in fiscal year 2008 from $7.9 million in fiscal year 2007. This increase was due to the acquisitions of, KC New Homes Journal, Dallas Home Improvement, Accent Home and Garden, Original Apartment Magazine, New England Home and Home by Design. These magazines are printed externally due to their size and frequency.
     Production depreciation and software amortization expense. Production depreciation and amortization expense was $5.1 million in fiscal year 2008, a decrease of $4.4 million, or 46.3%, from $9.5 million in fiscal year 2007. The decline reflects software and leased computer assets that were fully depreciated during the last quarter of fiscal year 2007.
     Selling, general and administrative expenses. SG&A expenses were $24.4 million in fiscal year 2008 compared to $22.6 million in fiscal year 2007, an increase of $1.8 million, or 8.0%. Labor and related expenses were $13.4 million in fiscal year 2008 and $13.0 million in fiscal year 2007, an increase of $0.4 million, or 3.1%. The increase in labor related expenses was primarily attributable to acquisitions during fiscal year 2008 and 2007. Legal fees increased to $1.3 million in fiscal year 2008 compared to $0.7 million in fiscal year 2007. The increase of $0.6 million was due primarily to two legal actions, the first involved intellectual property rights for which the trial was pending and the second is trademark infringement which has been settled. We also incurred increased expenditures for advertising and marketing as we continue to expand our presence in the marketplace.
     Non-production depreciation and software amortization expense. Depreciation expense and software amortization was $1.8 million in fiscal year 2008 compared to $3.4 million in fiscal year 2007. The decline of $1.6 million or 47.1% reflects software and leased computer assets that were fully depreciated during the last quarter of fiscal year 2007.
     Amortization of intangibles. Amortization expense for fiscal year 2008 was $17.2 million, which was an increase of $1.8 million, or 11.7%, compared to $15.4 million in fiscal year 2007. The increase in amortization expense was related to the amortizable intangible assets of $29.6 million acquired in connection with our acquisitions of the Apartment Community Guide, Pittsburgh Apartment Source, Dallas Home Improvement, Accent Home and Garden, Original Apartment Magazine, Tucson Apartment Source, New England Home, Relocating in St. Louis, The Greater Jacksonville Apartment Guide, By Design Publishing, DGP Apartment Publications of Louisiana, Apartment Rental Source and the Fredericksburg Apartment Finder’s Guide.
     Net interest expense. Net interest expense for fiscal year 2008 was $34.4 million, an increase of $5.7 million or 19.9% compared to $28.7 million in fiscal year 2007. The increase reflects additional borrowings against our term loan facility and the write-off of $3.7 million of debt issuance costs associated with the extinguishment of our prior term loan facility which was recorded to interest expense during the second quarter of fiscal year 2008.
     Net income. Due to the factors described above, we reported operating loss of $6.2 million in fiscal year 2008, a decrease of $1.1 million from a net loss of $5.1 million in fiscal year 2007.
Comparison of Fiscal Year Ended March 25, 2007 to the Fiscal Year Ended March 26, 2006
     The following table sets forth a summary of our operations and its percentages of total revenue for the periods indicated. The results of operations related to our discontinued operations (discussed in Note 7 of our consolidated financial statements) have been omitted from the table below.

	Fiscal Year Ended
	March 25, 2007		March 26, 2006
(Dollars in thousands)	Amount	%	Amount	%
Resale and new sales	$120,579	59.2%	$109,978	62.3%
Rental and leasing	59,159	29.0%	51,053	28.9%
Remodeling and home improvement	24,001	11.8%	15,491	8.8%

Total revenue	203,739	100.0%	176,522	100.0%

Cost and expenses:
Operating (including production depreciation and software amortization)	144,293	70.8%	126,457	71.7%
Selling, general and administrative (including depreciation and software amortization)	25,993	12.8%	23,672	13.4%
Amortization of Intangibles	15,411	7.5%	15,049	8.5%

Income from operations	$18,042	8.9%	$11,344	6.4%

     Revenue. The following table sets forth our revenue (in thousands) for fiscal years 2007 and 2006 from our three business areas. These three areas are: (i) resale and new sales; (ii) rental and leasing; and (iii) remodeling and home improvement. The resale and new sales area includes TREB, New Home Finder, Unique Homes, and Enclave. Our rental/leasing area includes Apartment Finder, Mature Living Choices, and Black’s Guide. Our remodeling and home improvement area includes all of our home & design and home improvement publications.

Area	Fiscal Year 2007	Fiscal Year 2006

Resale and new sales	$120,579	$109,978
Rental and leasing	59,159	51,053
Remodeling and home improvement	24,001	15,491

Total Revenue	$203,739	$176,522

     For fiscal year 2007, total revenue was $203.7 million, an increase of $27.2 million, or 15.4%, from $176.5 million in fiscal year 2006. Our three areas of operation, resale and new sales, rental and leasing, and remodeling and home improvement, showed year-on-year revenue growth of 9.6%, 15.9% and 54.9%, respectively.
     Revenue from TREB accounted for $98.8 million, or 81.9%, of the resale and new sales area in fiscal year 2007 compared to $90.8 million, or 82.6%, in fiscal year 2006. The TREB revenue showed year-over-year growth of $8.0 million, or 8.8%. The growth was driven primarily by increased advertising page count and improvement in our yield per page. The ID channel accounted for $64.9 million, or 65.7%, of total TREB sales in fiscal year 2007 compared to $58.9 million, or 64.9%, in fiscal year 2006. The TREB direct sales channel generated $33.8 million, or 34.2%, of total TREB sales in fiscal year 2007 compared to $31.9 million, or 35.1%, in fiscal year 2006. The growth of the Direct channel in fiscal year 2007 was the result of page volume growth, the opening of new markets. Likewise, the ID channel growth in fiscal year 2007 was primarily due to page volume growth and the opening of new markets. A second key driver of the resale and new sales area was the performance of Unique Homes and Enclave which posted revenue of $10.0 million in fiscal year 2007 compared to $10.1 million in fiscal year 2006. New Home Finder posted revenue of $8.4 million in fiscal year 2007 compared to $5.9 million in fiscal year 2006. The growth of $2.5 million or 42.4% was due to advertising page growth, the launch of new markets and an acquisition which contributed $1.1 million in revenue.
     Apartment Finder accounted for $51.4 million, or 86.9%, of the revenue of the rental and leasing area in fiscal year 2007 compared to $43.2 million or 84.6% in fiscal year 2006. Apartment Finder posted year-over-year revenue growth of $8.2 million, or 19.0%. The growth was the result of the increase in the advertiser base in our existing publications, opening new markets and strategic acquisitions. Black’s Guide, which accounted for 8.3% of the revenue for the rental and leasing area in fiscal year 2007, had revenue of $4.9 million, which was down from $5.6 million in fiscal year 2006. The decline in Black’s Guide revenue reflects continued competitive pressures for advertising spend in the commercial real estate market.

     Revenue for our remodeling and home improvement area in fiscal year 2007 was $24.0 million which was an increase of $8.5 million or 54.8% compared to fiscal year 2006 revenue of $15.5 million. In fiscal year 2006, we acquired the Homes and Lifestyle magazines which have become a consistent base within our remodeling and home improvement area. The acquisitions of the Homes and Lifestyle magazines, Atlanta Home Improvement, At Home in Arkansas and Relocating in Las Vegas that we completed in fiscal year 2006 contributed $18.9 million of revenue in fiscal year 2007 compared to $12.3 million in fiscal year 2006. The acquisitions of Accent Magazine and Dallas Home Improvement that we completed in fiscal year 2007 contributed $1.2 million of revenue in the same fiscal year.
     Cost of sales. Cost of sales for fiscal year 2007 was $134.7 million, which represents an increase of $18.0 million, or 15.4%, compared to $116.7 million in fiscal year 2006. Labor and related expenses were $61.9 million compared to $54.6 million in fiscal year 2006. Labor related to our production facility in Georgia was $19.0 million compared to $18.3 million in fiscal year 2006. The production labor grew in conjunction with the advertising page and book volume growth as well as the acquisitions that were made during fiscal years 2006 and 2007. The expense for paper used in our production facility in fiscal years 2007 and 2006 was $19.8 million and $18.1 million, respectively. Other costs of the production facility in fiscal year 2007, excluding labor and paper, were $8.0 million compared to $6.9 million in fiscal year 2006. Outside production expenses increased to $7.9 million in fiscal year 2007 from $6.0 million in fiscal year 2006. This increase was due to the acquisitions of the Homes and Lifestyle magazines, Atlanta Home Improvement, At Home in Arkansas, Relocating in Las Vegas, KC New Homes Journal, Dallas Home Improvement, Accent and Original Apartment Magazine. These magazines are printed externally due to their size and frequency.
     Production depreciation and software amortization expense. Production depreciation and amortization expense was $9.5 million in fiscal year 2007, a decrease of $0.3 million, or 3.1%, from $9.8 million in fiscal year 2006. The decline reflects software assets that were fully depreciated during the last quarter fiscal year 2007.
     Selling, general and administrative expenses. SG&A expenses were $22.6 million in fiscal year 2007 compared to $20.2 million in fiscal year 2006, an increase of $2.4 million, or 11.9%. Labor and related expenses were $13.0 million in fiscal year 2007 and $11.8 million in fiscal year 2006, an increase of $1.2 million, or 10.2%. The increase in labor related expenses was primarily attributable to acquisitions during fiscal years 2006 and 2007. We also incurred increased expenditures for advertising and marketing as we continue to expand our presence in the marketplace.
     Non-production depreciation and software amortization expense. Depreciation expense and software amortization remained at $3.4 million in fiscal year 2007 compared to fiscal year 2006.
     Amortization of intangibles. Amortization expense for fiscal year 2007 was $15.4 million, which was an increase of $0.4 million, or 2.7%, compared to $15.0 million in fiscal year 2006. The increase in amortization expense was related to the amortizable intangible assets of $25.9 million acquired in connection with our acquisitions of the Atlanta Home Improvement, At Home In Arkansas, Relocating In Las Vegas, Kansas City New Homes Journal, The Apartment Community Guide, Pittsburgh Apartment Source, Dallas Home Improvement, Accent Home and Garden, The Original Apartment Magazine and Apartment Showcase publications.
     Net interest expense. Net interest expense for fiscal year 2007 was $28.7 million compared to $28.6 million in fiscal year 2006.
     Net income. Due to the factors described above, we reported operating loss of $5.9 million in fiscal year 2007, a decrease of $5.1 million from net loss of $11.0 million in fiscal year 2006.
Liquidity and Capital Resources
     The following table summarizes our net (decrease)/increase in cash and cash equivalents:

(Dollars in thousands)	Fiscal 2008	Fiscal 2007	Fiscal 2006

Net cash provided by operating activities	$17,754	$17,645	$22,069
Net cash used in investing activities	(39,271)	(30,297)	(36,821)
Net cash provided by financing activities	18,895	5,572	27,079

Net (decrease) / increase in cash & cash equivalents	$(2,622)	$(7,080)	$12,327

     Overview. Historically, our primary source of liquidity has been cash flow from operations. We also have the ability to incur indebtedness under our senior secured revolving credit facility. At the end of fiscal year 2008, our cash on hand was $6.7 million compared to $9.3 million and $16.4 million at the end of fiscal years 2007 and 2006, respectively. This was a decrease of $2.6 million in fiscal year 2008 compared to fiscal year 2007 and $7.1 million in fiscal year 2007 compared to fiscal year 2006.
     Cash Flows From Operations. Cash provided by operating activities was $17.8 million at the end of fiscal year 2008 and $17.6 million for fiscal 2007 year end. Our change in operating assets and liabilities was a use of $3.8 million of cash for fiscal year 2008 versus a use of $1.2 million for fiscal year 2007, mainly due to the increase in our accounts receivable.
     Our net cash provided by operating activities in fiscal year 2007 decreased by $4.4 million compared to fiscal year 2006. Our change in operating assets and liabilities in fiscal year 2007 was a use of cash of $1.2 million versus a source of $2.2 million in fiscal year 2006, mainly due to the decrease in our unearned revenue balance.
     Our working capital in fiscal year 2008 decreased $1.4 million compared to fiscal year 2007 due to a reduction in cash on hand of $2.6 million, an increase in our unearned revenue balance of $7.2 million which resulted from our fiscal period end dates and timing related to our 2008 and 2007 invoicing schedule offset by a decrease in accounts payable of $2.8 million and an increase in our accounts receivable of $3.7 million.
     Our working capital in fiscal year 2007 decreased $9.1 million compared to fiscal year 2006 due to a reduction in cash on hand of $7.1 million, a reduction in our income tax receivable balance at year end by $1.5 million, an increase in accounts payable of $2.7 million and an increase in the current portion of our long-term obligations of $2.6 million offset by a reduction in our unearned revenue balance of $5.0 million resulting from our fiscal period end dates and their timing related to our 2006 and 2007 invoicing.
     Cash Flows From Investing Activities. Our principal cash investments are typically for purchases of property and equipment and for business acquisitions. In fiscal year 2008, net cash used in investing activities was $39.3 million, consisting of $6.2 million for the purchase of property, equipment and software and $33.1 million spent in acquiring publications that fit within our business model and have contributed to our growth within the fiscal year. In fiscal year 2007, net cash used by investing activities was $30.3 million, consisting of $7.1 million for the purchase of property, equipment and software and $23.2 million for acquisitions consummated during fiscal year 2007. In fiscal year 2006, net cash used by investing activities was $36.8 million, consisting of $5.1 million for the purchase of property, equipment and software, $31.7 million for the add-on acquisitions made during fiscal year 2006.
     Cash Flows From Financing Activities. Cash flows provided by financing activities were $18.9 million during fiscal year 2008 compared to $5.6 million in fiscal year 2007. The increase was due to proceeds obtained through a new term loan facility during the second quarter of fiscal year 2008. As a result, the Company recorded $0.5 million of deferred charges for transaction fees and other related debt issuance costs. Additionally, approximately $3.7 million of deferred financing costs associated with the extinguishment of the existing term loan facility was charged to interest expense during the second quarter of fiscal year 2008.
     Cash flows provided by financing activities were $5.6 million during fiscal year 2007 compared to $27.1 million in fiscal year 2006. The decrease was principally due to proceeds obtained and recorded in fiscal year 2006 through the refinancing of our debt on November 30, 2005. During the third quarter of fiscal year 2007, we borrowed $7.0 million under the revolving facility to fund our acquisitions.
     Capital expenditures. In fiscal year 2008, we had cash capital expenditures of $6.2 million, comprised of $0.9 million for a new printing press, $3.7 million for software, $0.8 million for distribution racks, $0.4 million for machinery and equipment and the remainder for computer hardware, furniture and other assets.
     In fiscal year 2007, we had cash capital expenditures of $7.1 million, comprised of $3.2 million for a new printing press, $2.0 million for software development, $0.3 million for computer hardware, $1.0 million for distribution racks and the remainder for machinery and equipment, furniture and other assets.

     For fiscal year 2006, cash capital expenditures were $5.1 million comprised of $2.4 million for software development, $0.8 million for computer hardware, $0.7 million for distribution racks and $0.5 million for furniture and the remainder for machinery and equipment and other assets.
Refinancing
     We intend to fund ongoing operations through cash generated by operations and borrowings under our revolving credit facility.
     On November 30, 2005, the Company refinanced its capital structure. The objective of the refinancing was to provide the Company with a long-term capital structure that is consistent with its strategy and preserve acquisition flexibility. The refinancing was completed through an offering of $175.0 million of Senior Notes and a senior secured credit facility comprised of a $50.0 million senior credit term loan facility maturing in 2012, a revolving credit facility with an availability of $35.0 million maturing in 2010 and an additional $75.0 million in uncommitted incremental term loans. The proceeds of the refinancing were used to repay the outstanding balances under the previous term loans, a previous revolving facility and $30.0 million of the senior subordinated debt.
     On July 20, 2007, the Company entered into a new senior secured term loan facility (the “new term loan facility”) for an aggregate principal amount of $76.6 million and a new senior secured revolving loan facility (the “new revolving loan facility”) for an amount up to $35.0 million (the new term loan facility together with the new revolving loan facility, the “new credit facility”). The proceeds of the new credit facility were used to repay all amounts outstanding under the existing credit facility (dated as of November 30, 2005) and fund acquisitions during the Company’s second quarter of fiscal year 2008. The new term loan facility and new revolving loan facility mature in 2012 and 2010, respectively.
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
     Borrowings under our senior secured credit facilities bear interest, at our option, at either adjusted LIBOR plus an applicable margin or the alternate base rate plus an applicable margin. The applicable margin with respect to borrowings under our senior secured revolving credit facility is subject to adjustments based upon a leverage-based pricing grid. Our senior secured revolving credit facility requires us to meet maximum leverage ratios and minimum interest coverage ratios and includes a maximum capital expenditures limitation. In addition, the new senior secured revolving credit facility contains certain restrictive covenants which, among other things, limit our ability to incur additional indebtedness, pay dividends, incur liens, prepay subordinated debt, make loans and investments, merge or consolidate, sell assets, change our business, amend the terms of our subordinated debt and engage in certain other activities customarily restricted in such agreements. It also contains certain customary events of defaults subject to grace periods as appropriate. We were in compliance with all debt covenants as of March 30, 2008.
     Future principal debt payments are expected to be paid out of cash flows from operations, borrowings under our revolving credit facility and the proceeds of future refinancing of our debt.
     Our ability to make scheduled payments of principal, or to pay the interest or additional interest, if any, on, or to refinance our indebtedness, or to fund planned capital expenditures will depend on our future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Based upon the current level of operations, we believe that cash flow from operations and available cash, together with borrowings available under our new senior secured credit facilities, will be adequate to meet our future liquidity needs throughout fiscal year 2009. Our assumptions with respect to future costs may not be correct, and funds available to us from the sources discussed above may not be sufficient to enable us to service our indebtedness, including the Notes, or cover any shortfall in funding for any unanticipated expenses. In addition, to the extent we make future acquisitions, we may require new sources of funding including additional debt, equity financing or some combination thereof. We may not be able to secure additional sources of funding on favorable terms or at all.
Critical Accounting Policies and Estimates
     Our discussion and analysis of our financial position and results of operations is based upon financial statements that have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent liabilities. On an ongoing basis, we evaluate our estimates, including those related to the allowance for bad debts, the recoverability of long-term assets such as intangible assets, depreciation and amortization periods, income taxes, commitments and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe that the following critical accounting policies affect our more significant judgments and estimates used in the preparation of the financial statements.
Principles of Consolidation and Fiscal Year End
     We and our consolidated entities report on a 52-53 week accounting year. Our fiscal year ended March 30, 2008 includes 53 weeks. The consolidated financial statements included elsewhere in this annual report include our financial statements and our wholly-owned subsidiaries for the fiscal year ended March 30, 2008, the fiscal year ended March 25, 2007, and the fiscal year ended March 26, 2006. All significant intercompany balances and transactions have been eliminated in consolidation.
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
Impairment of Long Lived Assets
     We assess the recoverability of long-lived assets in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, whenever adverse events or changes in circumstances indicate that impairment may have occurred. If the future, undiscounted cash flows expected to result from the use of the related assets are less than the carrying value of such assets, an impairment has been incurred and a loss is recognized to reduce the carrying value of the long-lived assets to fair value, which is determined by discounting estimated future cash flows. The Company recognized an impairment loss during fiscal year 2007 resulting from the divesture of Corporate Choices.
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
Claims and Legal Proceedings
     In the normal course of business, we are a party to various claims and legal proceedings. We record a reserve for these matters when an adverse outcome is probable and we can reasonably estimate our potential liability. Although the ultimate outcome of these matters is currently not determinable, we do not believe that the resolution of these matters in a manner adverse to our interest will have a material effect on our financial position, results of operations or cash flows for an interim or annual period.

Contractual Obligations
     The following table summarizes our financial commitments as of March 30, 2008:

	Payments Due by Period
		Less Than	1 to	3 to	More Than
(Dollars in thousands)	Total	1 Year	3 Years	5 Years	5 Years
Long-term debt:
Variable rate bank debt	$76,444	$5,726	$1,532	$69,186	$—
Fixed rate Subordinated Note	36,446	—	—	—	36,446
Fixed rate Senior Notes	175,000	—	—	—	175,000
Future interest payments(1)	155,450	24,056	47,260	44,570	39,564
Capital lease obligations	704	386	300	18	—
Operating lease obligations	13,032	4,930	5,785	2,234	83

Total contractual obligations	$457,076	$35,098	$54,877	$116,008	$251,093

(1)	This line item is comprised of fixed and variable interest rates on the debt balances as of March 30, 2008. For the variable rate portion, the Company has assumed that the effective interest rate as of March 30, 2008 will remain consistent over the remaining life of the variable rate bank debt.
Recent Accounting Pronouncements
     In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards 161, “Disclosures about Derivative Instruments and Hedging Activities", which amends the disclosure requirements of SFAS 133. SFAS 161 provides an enhanced understanding about how and why derivative instruments are used, how they are accounted for and their effect on an entity’s financial position, performance and cash flows. SFAS 161, which is effective for fiscal years beginning after November 15, 2008, will require additional disclosure in future filings, but will have no financial impact to our consolidated results of operations, cash flows or financial position.
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51 (“FAS 160”). FAS 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. FAS 160 also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. FAS 160 is effective for fiscal years beginning on or after December 15, 2008. Based on our current operations, we do not believe that FAS 160 will have a significant impact on our results of operations or financial position.
     In December 2007, the FASB issued SFAS No. 141(revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R will significantly change the accounting for business combinations in a number of areas including the treatment of contingent consideration, contingencies, acquisition costs, IPR&D and restructuring costs. In addition, under SFAS 141R, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income taxes. SFAS 141R is effective for fiscal years beginning after December 15, 2008 and, as such, we will adopt this standard in fiscal year 2010. We have not yet determined the impact, if any, of SFAS 141R on our consolidated financial statements.
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
     Effective March 26, 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109 (“FIN 48”). FIN 48 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not (i.e. a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlements. Upon adoption, we did not have any material uncertain tax positions to account for as an adjustment to our opening balance of retained earnings on March 26, 2007. In addition, as of March 30, 2008, we did not have any material unrecognized tax benefits.
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which clarifies the definition of fair value, establishes a framework for measuring fair value within GAAP and expands the disclosures regarding fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FSP 157-2 “Partial Deferral of the Effective Date of Statement 157” (FSP 157-2). FSP 157-2 delays the effective date of SFAS 157, for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. The Company is currently assessing the impact of SFAS No. 157 on its consolidated financial position and results of operations.
Off-Balance Sheet Arrangements
     We do not have any off-balance sheet arrangements.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk
     The principal market risk (i.e. the risk of loss arising from adverse changes in market rates and prices) to which we are exposed is fluctuation in interest rates on debt. We had no material foreign currency option contracts or any market risk contracts solely for trading purposes at March 30, 2008.
     The following risk management discussion and the estimated amounts generated from analytical techniques are forward-looking statements of market risk assuming certain market conditions occur. Actual results in the future may differ materially from these projected results due to actual developments in the global financial markets.
Interest Rates
     Currently, we do not hedge exposure on our variable rate debt from interest rate fluctuations.
     The following table estimates the increase (or decrease) to cash flow from operations if interest rates were to fluctuate by 100 or 50 basis points, or BPS (where 100 basis points represents one percentage point), for a twelve-month period. The analysis is based on our variable rate debt, as of March 30, 2008, which consists of $76.4 million in term loans and a $35.0 million revolver. For purposes of this analysis, we have assumed that the revolver is fully drawn and we have not hedged any interest rate risk. The Senior Notes and our existing senior subordinated notes have a fixed rate and, therefore, have been excluded from this analysis.

	Interest Rate		Interest Rate
	Decrease		Increase
	100 BPS	50 BPS	50 BPS	100 BPS
(Dollars in thousands)
Senior secured credit facilities	$1,114	$557	$(557)	$(1,114)
Inflation
     During fiscal year 2008, we realized a lower price of paper compared to the prior year as a result of locking in prices with our vendors. In fiscal year 2009, our paper prices will be reset with our vendors and will reflect the market increases that occurred during calendar year 2007. We expect paper prices to rise by over 13%, which will increase our annual paper expense by over $2.0 million. In fiscal year 2008, we experienced an increase in the cost of fuel. The increase in fuel prices impacts the amount we spend to run our fleet of trucks, the pricing from outside freight companies that we use and the amounts that we pay independent contractors in local markets to distribute our publications. During fiscal year 2008, we spent $1.3 million, $1.9 million and $4.3 million, respectively, on these functions. An increase of 10% in these costs due to higher fuel prices would result in an additional $0.75 million in annual operating costs.

Item 8.	Financial Statements and Supplementary Data
For supplemental quarterly financial information, see “Note 18. Selected Quarterly Financial Data (unaudited)” of the Notes to Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholder of
Network Communications, Inc.:
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Network Communications, Inc. and its subsidiaries at March 30, 2008 and March 25, 2007, and the results of their operations and cash flows for the years ended March 30, 2008, March 25, 2007 and March 26, 2006, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15, presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
/s/ PricewaterhouseCoopers, LLP
Atlanta, Georgia
June 18, 2008

NETWORK COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 30, 2008	March 25, 2007
ASSETS
Current assets
Cash and cash equivalents	$6,715,837	$9,338,083
Accounts receivable, net of allowance for doubtful accounts of $2,793,357 and $1,912,911, respectively	21,361,396	17,478,518
Inventories	4,187,195	3,216,504
Prepaid expenses and deferred charges	3,599,615	4,036,080
Deferred tax assets	1,072,699	724,489
Income tax receivable	941,453	549,158
Other current assets	45,012	15,100

Total current assets	37,923,207	35,357,932

Property, equipment and computer software, net	24,317,414	23,940,897
Goodwill	306,518,991	291,723,947
Deferred financing costs, net	7,425,819	12,300,765
Intangible assets, net	145,421,474	144,902,357
Other assets	307,408	324,142

Total noncurrent assets	483,991,106	473,192,108

Total assets	$521,914,313	$508,550,040

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities
Accounts payable	$7,005,184	$9,392,050
Accrued compensation, benefits and related taxes	2,377,632	5,195,397
Customer deposits	1,317,031	1,986,128
Unearned revenue	9,664,249	2,446,870
Accrued interest	6,747,765	6,613,204
Other current liabilities	1,215,707	1,344,467
Current maturities of long-term debt	5,726,789	3,084,182
Current portion of capital lease obligations	386,404	423,925

Total current liabilities	34,440,761	30,486,223
Long-term debt, less current maturities	280,198,405	258,491,120
Capital lease obligations, less current portion	317,778	325,137
Deferred tax liabilities	38,680,999	44,584,535
Other long term liabilities	230,000	460,000

Total liabilities	353,867,943	334,347,015

Commitments and contingencies (Note 14)
Stockholder’s Equity
Common Stock, $0.001 par value, 100 shares authorized, issued and outstanding	—	—
Additional paid-in capital (including warrants of $533,583 at March 30, 2008 and March 25, 2007)	194,579,776	194,622,402
Accumulated deficit	(26,520,887)	(20,343,174)
Accumulated other comprehensive loss, net of tax	(12,519)	(76,203)

Total stockholder’s equity	168,046,370	174,203,025

Total liabilities and stockholder’s equity	$521,914,313	$508,550,040

The accompanying notes are an integral part of these consolidated financial statements.

NETWORK COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year	Fiscal Year	Fiscal Year
	Ended	Ended	Ended
	March 30, 2008	March 25, 2007	March 26, 2006
Sales	$223,726,501	$203,739,159	$176,521,954
Cost of sales (exclusive of production depreciation and software amortization expense shown separately below)	150,200,115	134,749,349	116,673,518
Production depreciation and software amortization	5,085,063	9,544,023	9,783,787

Gross profit	68,441,323	59,445,787	50,064,649
Selling, general and administrative expenses	24,398,747	22,640,102	20,234,497
Depreciation and software amortization	1,786,644	3,353,306	3,437,738
Amortization of intangibles	17,151,128	15,410,822	15,049,148

Operating income	25,104,804	18,041,557	11,343,266

Other income (expense)
Interest and dividend income	336,931	375,721	205,930
Interest expense	(34,736,179)	(29,123,819)	(28,765,764)
Unrealized (loss)/gain on derivates	—	(6,483)	6,483
Other income	69,855	55,206	4,523

Total other expense	(34,329,393)	(28,699,375)	(28,548,828)

Loss from continuing operations before benefit from income taxes	(9,224,589)	(10,657,818)	(17,205,562)
Income tax benefit	(3,046,876)	(4,830,920)	(6,185,662)

Net loss from continuing operations	(6,177,713)	(5,826,898)	(11,019,900)

Discontinued operations (Note 7)
Income from discontinued operations of $14,821 and $32,849, net of applicable income tax expense of $6,077 and $13,468, respectively	—	8,744	19,381
Loss on disposal of discontinued operations of $205,216 net of applicable income tax benefit of $84,139	—	(121,077)	—

Net loss	$(6,177,713)	$(5,939,231)	$(11,000,519)

The accompanying notes are an integral part of these consolidated financial statements.

NETWORK COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	(Loss)/Income	Total
Balance at March 27, 2005	100	—	194,378,446	(3,403,424)	—	190,975,022

Capitalization from parent	—	—	96,582	—	—	96,582
Net loss	—	—	—	(11,000,519)	—	(11,000,519)

Balance at March 26, 2006	100	$—	$194,475,028	$(14,403,943)	$—	$180,071,085

Capitalization from parent	—	—	147,374	—	—	147,374
Comprehensive loss:
Net loss	—	—	—	(5,939,231)	—	(5,939,231)
Foreign currency translations adjustments, net of tax	—	—	—	—	(76,203)	(76,203)

Comprehensive loss	—	—	—	—	—	(6,015,434)

Balance at March 25, 2007	100	$—	$194,622,402	$(20,343,174)	$(76,203)	$174,203,025

Repurchase of common stock	—	—	(42,626)	—	—	(42,626)
Comprehensive loss:	—	—	—	—	—	—
Net loss	—	—	—	(6,177,713)	—	(6,177,713)
Foreign currency translations adjustments, net of tax	—	—	—	—	63,684	63,684

Comprehensive loss	—	—	—	—	—	(6,114,029)

Balance at March 30, 2008	100	$—	$194,579,776	$(26,520,887)	$(12,519)	$(168,046,370)

The accompanying notes are an integral part of these consolidated financial statements.

NETWORK COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year	Fiscal Year	Fiscal Year
	Ended	Ended	Ended
	March 30, 2008	March 25, 2007	March 26, 2006
Cash flows from operating activities
Net loss	$(6,177,713)	$(5,939,231)	$(11,000,519)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of property, equipment and other assets	6,871,707	12,897,329	13,221,525
Amortization of intangible assets	17,151,128	15,410,822	15,049,148
Amortization of deferred financing costs	5,367,177	2,053,950	8,529,227
Amortization of debt discount for pay-in-kind senior subordinated debt and senior notes	354,349	354,350	134,360
Interest expense for pay-in-kind senior subordinated debt	4,051,231	3,554,248	3,174,318
Unrealized loss/(gain) on derivatives	—	6,483	(6,483)
Deferred income taxes	(6,160,905)	(9,782,023)	(9,254,873)
Loss on sale of equipment	82,456	37,183	5,752
Loss on sale of discontinued operations	—	205,216	—
Changes in operating assets and liabilities, net of acquired businesses:
Accounts receivable	(3,657,308)	101,230	(5,325,407)
Inventories	(970,691)	298,117	(1,525,526)
Prepaid expenses and deferred charges	436,465	(1,113,050)	(21,051)
Income tax receivable/payable	(483,136)	1,542,955	(1,029,200)
Other current assets and other assets	(918)	450,837	(432,228)
Accounts payable	(2,781,931)	2,672,610	(2,167)
Accrued compensation, benefits and related taxes	(3,053,109)	(520,823)	905,552
Other current liabilities and other liabilities	6,725,142	(4,585,462)	9,646,243

Net cash provided by operating activities	17,753,944	17,644,741	22,068,671

Cash flows from investing activities
Purchase of property, equipment and computer software	(6,185,271)	(7,144,016)	(5,084,934)
Acquisitions of businesses, net of cash acquired	(33,105,537)	(23,253,264)	(31,745,970)
Proceeds from sale of assets	19,372	100,000	9,860

Net cash used in investing activities	(39,271,436)	(30,297,280)	(36,821,044)

The accompanying notes are an integral part of these consolidated financial statements.

NETWORK COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

	Fiscal Year	Fiscal Year	Fiscal Year
	Ended	Ended	Ended
	March 30, 2008	March 25, 2007	March 26, 2006
Cash flows from financing activities
Net proceeds from (payments on) revolver	(7,000,000)	7,000,000	(7,000,000)
Proceeds from term loans	30,000,000	—	80,000,000
Payments on term loans	(3,055,688)	(500,000)	(178,687,500)
Proceeds from senior note	—	—	172,709,250
Payments on senior subordinated notes	—	—	(30,000,000)
Repurchase of common stock	(42,626)	—	—
Equity capitalization	—	147,374	96,582
Payments on capital leases	(514,209)	(685,556)	(569,850)
Derivative payment	—	—	(47,000)
Payments of debt issuance costs	(492,231)	(389,531)	(9,421,734)

Net cash provided by financing activities	18,895,246	5,572,287	27,079,748

Net (decrease) increase in cash	(2,622,246)	(7,080,252)	12,327,375
Cash at beginning of fiscal year	9,338,083	16,418,335	4,090,960

Cash at end of fiscal year	$6,715,837	$9,338,083	$16,418,335

Supplemental disclosure
Cash paid during the fiscal year for:
Interest	$24,828,860	$23,344,945	$11,847,603
Income taxes	$3,713,887	$3,330,086	$4,256,395
Acquisition of businesses:
Fair value of assets acquired	$33,135,103	$23,289,358	$34,921,579
Less liabilities assumed	317,156	36,094	3,175,609

Total purchase price	32,817,947	23,253,264	31,745,970
Deferred purchase price	287,590	—	—
Cash paid for acquisitions of businesses	$33,105,537	$23,253,264	$31,745,970

Noncash investing and financing activities
Acquisition of assets through capital lease	$469,328	$256,557	$693,020
The accompanying notes are an integral part of these consolidated financial statements.

NETWORK COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.	Organization and Basis of Presentation
     Network Communications, Inc. (“NCI”), and its wholly-owned subsidiaries, NCID, LLC and other entities and Network Publications Canada, Inc. (“NCI-Canada”) (collectively “the Company”), has its principal management, administrative and production facilities in Lawrenceville, GA. The Company is a publisher, producing The Real Estate Book (“TREB”), which is distributed in over 440 markets, the District of Columbia, Puerto Rico, Virgin Islands and Canada. It also produces the Apartment Finder, New Home Finder, Mature Living Choices, Unique Homes Magazine, Enclave Magazine, Black’s Guide, Kansas City Homes and Gardens, New England Home, Home by Design, regional Home and Lifestyle magazines, home improvement magazines and other publications. Revenue is generated from advertising displayed in these print publications and on-line versions of such publications. The combined online and print distribution provides a unique advantage in reaching real estate and home design consumers. Advertisers may also purchase enhanced print or online listings for an additional fee. Each market is operated either by an independent distributor assigned a particular market or by the Company. NCI is a wholly-owned subsidiary of Gallarus Media Holdings, Inc. (“GMH”) which is a wholly-owned subsidiary of GMH Holding Company (“GMHC”). GMH was incorporated on May 21, 2002 to acquire the outstanding stock of NCI and NCI-Canada. GMHC holds all the equity issued to our investors — CVC, certain members of management and other external investors — for a total of $193.8 million. Citigroup Venture Capital Equity Partners, L.P. (“CVC”) is a private equity fund managed by Citigroup Venture Capital Ltd. Effective September 2006, CVC spun off from its former owner, Citigroup. The new entity has been renamed Court Square Capital Partners.
     On January 7, 2005, the majority of GMHC stock was acquired by Court Square Capital Partners (“Court Square”). Court Square has a history of acquisitions in the media and publishing segment. Court Square was attracted to the Company and entered into a transaction to acquire NCI based on its position in local real estate media, its historic and projected organic revenue growth, its cash flow characteristics, its senior management team, and its ability to serve as a platform to expand into the local media market categories other than real estate. The preceding factors were the driving force for the purchase price paid by Court Square. Court Square valued the Company using a discounted cash flow methodology based on current and projected future cash flows supplemented by review of valuation multiples for comparable media and publishing transactions.
     The net cash paid to ABRY Partners, LLC (“ABRY”) (NCI’s prior owner) of $243.2 million for the acquisition was based on a purchase price of $383.9 million, plus $6.7 million in related transaction costs, reduced for closing indebtedness of $147.4 million. The predecessor debt of $147.4 million was settled simultaneously with the NCI acquisition and paid by NCI. The purchase price, the related transaction costs and certain closing indebtedness were settled in cash. The cash used in this acquisition was provided by our equity sponsor in the amount of $191.0 million, and senior and mezzanine debt in the amount of $203.7 million. These funds were used to fulfill the purchase price, as adjusted, pay the related transaction costs, and the remaining balance served as working capital for the Company. As a result of their acquisition of GMHC, our ultimate parent, Court Square and its affiliates, own approximately 89% of GMHC’s outstanding capital stock. By virtue of their stock ownership, Court Square has significant influence over our management and will be able to determine the outcome of all matters required to be submitted to the stockholders for approval. GMHC was subsequently recapitalized to reflect 17,524,091 shares of series L common stock in the amount of $192.7 million, 1,079,863 shares of series A common stock in the amount of $1.1 million (including the management rollover of shares), term loans of $148.7 million and senior subordinated debt of $55.0 million. In connection with the acquisition, the Company paid CVC Management a $3.0 million transaction fee for advisory services. This amount was recorded on the Company’s consolidated balance sheet as deferred financing costs.
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
     Effective March 31, 2004, NCI Development Corporation was merged into NCI. A new subsidiary, NCID LLC (“NCIDL”) was created effective March 31, 2004 and four new subsidiaries, NCID (Austin), LLC (“NCIDA”), NCID (Seattle), LLC (“NCIDS”), NCID (Vegas), LLC (“NCIDV”) and NCID (West Palm), LLC (“NCIDW”) were created effective March 7, 2005. Each of NCIDL, NCIDA, NCIDS, NCIDV and NCIDW was designated as an unrestricted subsidiary and provided the Company with organization and operational services for new market start-ups.
2. Summary of Significant Accounting Policies
Basis of Presentation
     The accompanying financial statements represent the consolidated statements of the Company and its wholly owned subsidiaries. The Company and its consolidated entities report on a 52-53 week accounting year which includes 13 four-week periods. Financial quarters 1, 2 and 3 each include 12 weeks; financial quarter 4 includes 16 weeks. The fourth quarter of fiscal year ended March 30, 2008 consists of seventeen weeks as our fiscal year ends on the last Sunday of March of each year. The consolidated financial statements include the financial statements

NETWORK COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
of the Company for the fiscal year ended March 30, 2008, the fiscal year ended March 25, 2007, and the fiscal year ended March 26, 2006. All significant intercompany balances and transactions have been eliminated in consolidation.
   Cash and Cash Equivalents
     For the purpose of the statements of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. There were no cash equivalents as of March 30, 2008 or March 25, 2007.
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
Inventories
     Inventories of direct production materials, principally paper and ink, as well as resale items are valued at cost, determined on the first-in, first-out (FIFO) basis, which is not in excess of market. Items issued out of inventories are valued using the FIFO method. The work-in-process inventory component includes material cost, labor and production overhead. An allowance for obsolete inventory was not deemed necessary at March 30, 2008 or March 25, 2007.
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
Software Development Costs
     In accordance with AICPA Statement of Position (“SOP”) 98-1, Accounting for the Cost of Computer Software Developed or Obtained for Internal Use, the Company capitalizes qualifying costs of computer software. Costs incurred during the application development stage as well as upgrades and enhancements that result in additional functionality are capitalized. The internally developed software costs capitalized were $0.5 million and $0.4 million during the fiscal years ended March 30, 2008 and March 25, 2007, respectively. These capitalized software costs are included in “Property, equipment and computer software” in the consolidated balance sheets. Computer software is amortized utilizing the straight-line method over two years, the expected period of benefit. The net computer software costs capitalized were $0.6 million and $2.7 million at March 30, 2008 and March 25, 2007, respectively.
Deferred Financing Costs
     Deferred financing costs are capitalized and amortized over the terms of the underlying obligation using the straight-line method, which approximates the effective interest method. Amortization of deferred financing costs included in interest expense was $5.4 million for the fiscal year ended March 30, 2008, $2.1 million for the fiscal year ended March 25, 2007, $8.5 million for the fiscal year ended March 26, 2006.
     In connection with the issuance of Senior Notes in November 2005 described in Note 12, the Company recorded $8.8 million of deferred costs for transaction fees and other related debt issuance costs. These deferred costs are amortized over the related terms of the notes using the straight-line method. Additionally, approximately $6.3 million of deferred financing costs related to the prior credit facilities was written off during the fiscal year ended March 26, 2006. Also, $3.7 million of deferred financing costs related to the extinguishment of our prior term loan facility was written off during the fiscal year ended March 30, 2008.
Intangible Assets
     Intangible assets consist of the values assigned to a consumer database, Independent Distributor Agreements (“IDA”), advertiser lists, trade names, trademarks, and other intangible assets. The value and expected useful lives of our intangible assets were determined by management at the close of the CVC acquisition. The valuation and lives of our larger intangible assets (trademarks, trade names, independent distributors and advertiser lists) were determined by identifying the remaining useful life of the components of each asset combined with a reasonable attrition rate and a reasonable expectation for increase in revenue by each component. Certain markets experience a lower attrition rate. This has contributed to intangible lives in excess of 15 years. Amortization of definite-lived intangible assets is provided utilizing the straight-line method over the following estimated useful lives:

NETWORK COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Impairment of Long-Lived Assets
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
Advertising Costs
     Advertising and marketing costs for the fiscal year ended March 30, 2008, the fiscal year ended March 25, 2007 and for the year ended March 26, 2006 were $1.7 million, $1.5 million, and $1.3 million, respectively.
Advertising Barter Transactions
     The Company trades advertisements in its print magazines in exchange for rent, trade show advertising and other services. Revenue and related expenses from barter transactions are recorded at fair value in accordance with APB No. 29, “Accounting for Nonmonetary Transactions”, EITF No. 93-11, “Accounting for Barter Transactions Involving Barter Credits”, EITF No. 99-17, “Accounting for Advertising

NETWORK COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Barter Transactions”, and EITF 01-2, “Interpretations of APB No. 29”. Revenue from barter transactions is recognized in accordance with the Company’s revenue recognition policies. Expense from barter transactions is generally recognized as incurred. Revenue from barter transactions for the fiscal year ended March 30, 2008, the fiscal year ended March 25, 2007, and the fiscal year ended March 26, 2006 was approximately $1.8 million, $1.5 million, and $0.8 million, respectively, with approximately equal related expense amounts in each year.
Foreign Currency Adjustments
     The U.S. dollar is the functional currency of the Company’s operations. All foreign currency asset and liability amounts are remeasured into U.S. dollars at the end of each period. We translate the revenues and expenses of our foreign operations at a daily average rate prevailing for each month during the fiscal year. We reflect the resulting translations adjustments in shareholders equity. Exchange gains and losses arising from remeasurement of foreign currency-denominated monetary assets and liabilities are included in operations in the period in which they occur. Aggregate foreign remeasurement adjustments included in operations totaled a gain of $0.1 million, $0.04 million, and $0.09 million, for the fiscal year ended March 30, 2008, the fiscal year ended March 25, 2007, and the fiscal year ended March 26, 2006, respectively.
Revenue Recognition and Unearned Revenue
Revenue recognition
     The principal revenue earning activity of the Company is related to the sale of online and print advertising by both Independent Distributors (“ID”) as well as direct sales to customers through Company-managed distribution territories. Independent Distributors are contracted to manage certain distribution territories on behalf of NCI. The Company maintains ownership of all magazines and distribution territories. Revenue recognition for print and online products are consistently applied within Company-managed and ID-managed distribution territories as described below. These revenue arrangements are typically sold as a bundled product to customers and include a print ad in a publication as well as online advertisement. The Company bills the customer a single negotiated price for both elements. In accordance with EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables, the Company separates its deliverables into units of accounting and allocates consideration to each unit based on relative fair values. The Company recognizes revenue for each unit of accounting in accordance with SEC Staff Accounting Bulletin Number 104, Revenue Recognition. Subscriptions are recorded as unearned revenue when received and recognized as revenue over the term of the subscription.
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
Online
     Online revenues are derived from the sale of advertising on our various websites. The Company sells a bundled product to our customers that includes a print ad in our publications as well as a standard online advertisement. The customer is also permitted to purchase premium internet advertisements whereby they can include additional data items such as floor plans, multiple photos and neighborhood information, and also secure premium placement in search results. Revenue for online sales, including the premium internet advertisements, is recognized ratably over the period the online advertisements are maintained on the website.

NETWORK COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
Derivative Instruments
     SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. This statement requires the recognition of all derivative instruments as either assets or liabilities in the balance sheet measured at fair value. The changes in fair value of derivative instruments will be recognized as gains or losses in the period of change. The Company did not elect to use hedge accounting for the derivative instruments entered into during fiscal years 2006, 2007 and 2008. Accordingly, the Company recognizes the change in fair value of the instruments in the statements of operations.
Fair Value of Financial Instruments
     The fair values of the Company’s financial assets and liabilities at March 30, 2008 and March 25, 2007, equal the carrying values reported on the Consolidated Balance Sheets except for our 10 3/4% Senior Notes. The fair value of the Notes is based on quoted market prices and was $130.4 million and $178.5 million as compared to the carrying amounts of $175.0 million and $175.0 million as of March 30, 2008 and March 25, 2007, respectively.
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
Recent Accounting Pronouncements
     In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 161, “Disclosures about Derivative Instruments and Hedging Activities”, which amends the disclosure requirements of SFAS 133. SFAS 161 provides an enhanced understanding about how and why derivative instruments are used, how they are accounted for and their effect on an entity’s financial condition, performance and cash flows. SFAS 161, which is effective for fiscal years beginning after November 15, 2008, will require additional disclosure in future filings, but will have no financial impact to our consolidated results of operations, cash flows or financial position.

NETWORK COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51 (“FAS 160”). FAS 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. FAS 160 also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. FAS 160 is effective for fiscal years beginning on or after December 15, 2008. Based on its current operations, the Company does not believe that FAS 160 will have a significant impact on its results of operations or financial position.
     In December 2007, the FASB issued SFAS No. 141(revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R will significantly change the accounting for business combinations in a number of areas including the treatment of contingent consideration, contingencies, acquisition costs, IPR&D and restructuring costs. In addition, under SFAS 141R, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income taxes. SFAS 141R is effective for fiscal years beginning after December 15, 2008 and, as such, we will adopt this standard in fiscal year 2010. The Company has not yet determined the impact, if any, of SFAS 141R on its consolidated financial statements.
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
     Effective March 26, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109 (“FIN 48”). FIN 48 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not (i.e. a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlements. Upon adoption, the Company did not have any material uncertain tax positions to account for as an adjustment to our opening balance of retained earnings on March 26, 2007. In addition, as of March 30, 2008, the Company did not have any material unrecognized tax benefits.
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which clarifies the definition of fair value, establishes a framework for measuring fair value within GAAP and expands the disclosures regarding fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FSP 157-2 “Partial Deferral of the Effective Date of Statement 157” (FSP 157-2). FSP 157-2 delays the effective date of SFAS 157, for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. The Company is currently assessing the impact of SFAS No. 157 on its consolidated financial position and results of operations.

NETWORK COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
4.	Prepaid expenses and deferred charges
     Prepaid expenses and deferred charges consist of the following:

	March 30, 2008	March 25, 2007
Prepaid expenses	$1,552,962	$2,062,850
Deferred charges	2,046,653	1,973,230

	$3,599,615	$4,036,080

5.	Inventories
     Inventories consist of the following:

	March 30, 2008	March 25, 2007
Distribution products and marketing aids for resale	$477,763	$608,381
Production, paper and ink	2,527,987	1,765,170
Work-in-process	1,181,445	842,953

	$4,187,195	$3,216,504

     An allowance for obsolete inventory was not deemed necessary at March 30, 2008 or March 25, 2007.
6.	Acquisitions
     During fiscal years 2006, 2007 and 2008, we completed certain acquisitions as part of our overall strategy to expand our product offerings and geographical presence. NCI generally pays a premium over the fair value of the net tangible and identified intangible assets acquired to carry out the Company’s strategic initiatives and to ensure strategic fit with its current publications. The majority of our transactions are asset based in which we acquire the publishing assets associated with magazines that fit our predetermined criteria as a tuck under acquisition, an expansion of our geographical footprint or addition to market share in certain areas. We evaluate each magazine on an individual basis for fit with our organization based on its historical performance along with our expectations for growth. The strength of each criteria and the expected return on our investment are evaluated in developing the purchase price. Acquisitions in the media and publishing sector typically generate a significant amount of goodwill. The purchase price allocation is aggregated below for small business combinations in accordance with SFAS 141, in chronological order for fiscal years 2006, 2007 and 2008.
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
     Goodwill resulting from the acquisitions discussed below was assigned to the Company’s one business segment. Amortization of goodwill and intangible assets acquired in conjunction with certain publication acquisitions are tax deductible. Goodwill is not amortizable for book purposes. The deferred tax liabilities related to finite-lived intangible assets will be reflected as a tax benefit in the consolidated statements of income in proportion to and over the amortization period of the related intangible assets.

NETWORK COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     During fiscal year 2006, we completed the following acquisitions:
     On May 2, 2005, the Company acquired the publishing assets of Seattle Homes & Lifestyles, St. Louis Homes & Lifestyles, Colorado Homes & Lifestyles, Atlanta Homes & Lifestyles, Mountain Living, Log & Timber Style, and Homes & Lifestyle To The Trade from Wiesner Publishing. The publications are focused on the home and design market in their respective areas.
     The acquisition was accounted for using the purchase method and, accordingly, the purchase price was allocated to the assets acquired based on their estimated fair values on the date of acquisition. Goodwill and intangible assets acquired in conjunction with this acquisition are tax deductible. The purchase price for the acquisition was allocated as follows:

		Weighted-
	Fair Value at	Average
	Purchase	Amortization
(Dollars in thousands)	Price	Period
Tangible assets
Current assets	$2,067
Fixed assets	95

Total tangible assets	2,162

Liabilities assumed	(2,795)
Intangible assets
Advertiser list	3,610	4 years
Subscriber list	265	6 years
Trademarks	1,840	15 years
Non-compete	930	3 years
Goodwill	16,984

Total intangible assets	23,629

Total purchase price	$22,996

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
     On November 4, 2005, the Company acquired the publishing assets of At Home In Arkansas from New At Home Media Group, LLC. The magazine, which is distributed via newsstands, subscriptions and direct mail, covers the home and design market for the state of Arkansas.
     On November 14, 2005 the Company acquired the publishing assets of Relocating In Las Vegas from Showcase Publishing, Inc. The magazine, which is targeted for new residents of Las Vegas, focuses on home products and services for the Vegas market.
     During the third quarter of fiscal year 2006, the Company also acquired publications in Colorado and Kansas for an aggregate purchase price of approximately $0.6 million. These acquisitions were made to add geographic presence in the resale, rental and leasing areas of our business.

NETWORK COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The aggregate purchase price for these acquisitions including transaction costs was $8.0 million. The acquisitions were accounted for using the purchase method and, accordingly, the purchase price was allocated to the assets based on their estimated fair values on the date of acquisition. The aggregate purchase price for these acquisitions was allocated as follows:

		Weighted-
	Fair Value at	Average
	Purchase	Amortization
(Dollars in thousands)	Price	Period
Tangible assets
Fixed assets	$125

Total tangible assets	125

Liabilities assumed	(85)
Intangible assets
Advertiser list	2,787	9 years
Subscriber list	18	4 years
Distribution network	275	10 years
Trademarks	849	5 years
Non-compete	976	5 years
Goodwill	3,061

Total intangible assets	7,966

Total purchase price	$8,006

     During fiscal year 2007, we completed the following acquisitions:
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
     On June 29, 2006, the Company acquired the publishing assets of Accent Home and Garden, a home and design magazine for New Hampshire.
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

		Weighted-
	Fair Value at	Average
	Purchase	Amortization
(Dollars in thousands)	Price	Period
Tangible assets
Current assets	$52
Fixed assets	586

Total tangible assets	638

Liabilities assumed	(36)
Intangible assets
Advertiser list	9,108	11 years
Distribution network	1,252	7 years
Subscriber list	8	4 years
Trademarks	2,756	12 years
Non-compete	1,170	5 years
Other intangibles	80	5 years
Goodwill	8,277

Total intangible assets	22,651

Total purchase price	$23,253

     During fiscal year 2008, we completed the following acquisitions:
     On March 28, 2007, the Company acquired the New England Home magazine. The acquisition expands the Company’s Home and Design presence in the New England states.
     On April 4, 2007, the Company acquired the Relocating in St. Louis magazine. The quarterly publication focuses on home and community products and services for the St. Louis area.
     On May 10, 2007, the Company acquired The Greater Jacksonville Apartment Guide, an apartment directory serving communities in and around the Jacksonville, Florida area.
     On July 31, 2007, the Company acquired the publishing assets of By Design Publishing, a provider of personal marketing products for real estate agents. The product lines acquired allow us to provide a broader menu of options for our real estate advertisers.
     On August 30, 2007, the Company acquired the publishing assets of DGP Apartment Publications of Louisiana. The acquisition expands the Company’s multi-housing footprint into the state of Louisiana.
     On November 28, 2007, the Company acquired the publishing assets of Apartment Rental Source magazine, a leading monthly apartment rental publication covering the greater Boston area. The acquisition expands the Company’s presence into the Southern New England region.
     On December 5, 2007, the Company acquired the publishing assets of the Fredericksburg Apartment Finder’s Guide. The acquisition expands the Company’s presence into the state of Virginia.
  The aggregate purchase price for these acquisitions including transaction costs was $32.8 million. The acquisitions were accounted for using

NETWORK COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the purchase method and, accordingly, the purchase price was allocated to the assets based on their estimated fair values on the date of acquisition. The aggregate purchase price for these acquisitions was allocated as follows:

		Weighted-
	Fair Value at	Average
	Purchase	Amortization
(Dollars in thousands)	Price	Period
Tangible assets
Current assets	$266
Fixed assets	570

Total tangible assets	836

Liabilities assumed	(77)
Intangible assets
Advertiser list	11,554	9 years
Distribution network	303	10 years
Subscriber list	4	4 years
Amortizable trademarks	1,223	5 years
Unamortizable trademarks	1,900	indefinite
Non-compete	2,686	5 years
Goodwill	14,389

Total intangible assets	32,059

Total purchase price	$32,818

     Unaudited pro forma results of operations data for the fiscal years ended March 30, 2008, March 25, 2007 and March 26, 2006 as if NCI and the entities described above had been combined as of March 26, 2007, March 27, 2006 and March 28, 2005, follow. The pro forma results include estimates and assumptions which management believes are reasonable. However, pro forma results do not include any anticipated cost savings or other effects of the planned integration of these entities, and are not necessarily indicative of the results that would have occurred if the business combinations had been in effect on the dates indicated, or which may result in the future.

	Unaudited Pro Forma Results of Operations
	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended
(Dollars in thousands)	March 30, 2008	March 25, 2007	March 26, 2006

Sales	$228,097	$226,359	$207,977
Loss before benefit for income taxes	(8,911)	(10,524)	(17,464)
Net loss	$(5,976)	$(5,741)	$(11,185)
     The Company is satisfied that no material change in value has occurred in these acquisitions or other acquisitions since the acquisition dates. The results of all acquired entities have been included in the Company’s consolidated financial statements since the respective acquisition dates.
7. Discontinued Operations
     On July 28, 2006, the Company entered into an asset purchase agreement to sell its Corporate Choices magazine for $0.1 million. The sale was consistent with the Company’s initiative to sustain business lines that fit our long-term strategic goals. In accordance with the provisions of SFAS 144, Accounting for the Impairment or Disposal of Long-lived Assets, the results of operations of the Corporate Choices magazine for the fiscal years ended March 25, 2007 and March 26, 2006 have been reported as discontinued operations in the accompanying condensed consolidated statements of operations. The net carrying value of assets, primarily accounts receivable and intangible assets, were adjusted to estimated selling price less costs to sell which resulted in a $0.21 million write down, net of income tax benefit of $0.08 million, included in the loss on sale from discontinued operations.

NETWORK COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
8. Property, Equipment and Computer Software
     Property, equipment and computer software consist of the following:

	March 30, 2008	March 25, 2007
Owned
Leasehold improvements	$3,022,360	$2,981,007
Furniture and fixtures	2,974,536	2,783,523
Machinery and equipment	19,563,806	17,533,638
Transportation equipment	108,982	100,488
Computer equipment and software	31,613,519	27,136,987

	57,283,203	50,535,643
Accumulated depreciation	(33,636,451)	(27,364,885)

	$23,646,752	$23,170,758

Capital Lease
Transportation equipment	$556,167	$489,584
Computer equipment and software	2,110,049	1,707,303
Machinery	72,689	72,689

	2,738,905	2,269,576
Accumulated amortization	(2,068,243)	(1,499,437)

	$670,662	$770,139

Total
Leasehold improvements	$3,022,360	$2,981,007
Furniture and fixtures	2,974,536	2,783,523
Machinery and equipment	19,636,495	17,606,327
Transportation equipment	665,149	590,072
Computer equipment and software	33,723,568	28,844,290

	60,022,108	52,805,219
Accumulated depreciation and amortization	(35,704,694)	(28,864,322)

	$24,317,414	$23,940,897

     Depreciation and amortization expense for property, equipment and computer software totaled $6.9 million for the fiscal year ended March 30, 2008, $12.9 million for the fiscal year ended March 25, 2007 and $13.2 million for the fiscal year ended March 26, 2006. Such amounts included $3.2 million, $9.7 million and $10.6 million related to the depreciation of computer equipment and software for the fiscal year ended March 30, 2008, the fiscal year ended March 25, 2007, and the fiscal year ended March 26, 2006, respectively. Amortization related to assets under capital leases was approximately $0.6 million for the fiscal year ended March 30, 2008, $0.8 million for the fiscal year ended March 25, 2007, and $0.7 million for the fiscal year ended March 26, 2006.
9. Goodwill
     The total amount of goodwill on the Company’s books at March 30, 2008 and March 25, 2007 was $306.5 million and $291.7 million, respectively.
     The Company performed an impairment test of its goodwill at March 30, 2008 and March 25, 2007 and determined that no impairment of goodwill existed.

Balance, March 26, 2006	$283,159,664
Additions	8,564,283

Balance, March 25, 2007	291,723,947
Additions	14,795,044

Balance March 30, 2008	$306,518,991

NETWORK COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
10. Intangible Assets
     Intangible assets consist of the following:

	March 30, 2008	March 25, 2007
Carrying Amount
Independent distributor agreements	$68,000,000	$68,000,000
Advertiser lists	43,642,610	32,088,610
Distribution network	6,980,676	6,677,773
Amortizable trademarks/trade names	50,657,523	49,434,899
Unamortizable trademarks/trade names	1,900,000	—
Consumer databases	13,715,000	13,715,000
Noncompete agreements	11,019,676	8,332,996
Subscriber list	295,131	291,093
Other intangible assets	79,675	79,675

	$196,290,291	$178,620,.046

Accumulated Amortization
Independent distributor agreements	$(14,733,178)	$(10,199,925)
Advertiser lists	(10,379,337)	(5,778,789)
Distribution network	(2,108,582)	(1,329,984)
Amortizable trademarks/trade names	(10,987,759)	(7,269,271)
Consumer databases	(5,555,471)	(3,846,152)
Noncompete agreements	(6,932,847)	(5,189,558)
Subscriber list	(144,413)	(92,715)
Other intangible assets	(27,230)	(11,295)

	(50,868,817)	(33,717,689)

Intangible assets, net	$145,421,474	$144,902,357

     Amortization expense was $17.2 million for the year ended March 30, 2008, $15.4 million for the year ended March 25, 2007, $15.0 million for the year ended March 26, 2006. Based on the current amount of intangible assets subject to amortization, the average estimated amortization expense is expected to be approximately $14.5 million for each of the fiscal years 2009 through 2013. As acquisitions and dispositions occur in the future, these amounts may vary.
11. Accrued Compensation, Benefits and Related Taxes
     Accrued expenses consist of the following:

	March 30, 2008	March 25, 2007
Accrued salaries	$1,208,168	$2,143,014
Accrued commissions/bonuses	603,528	937,718
Accrued profit sharing	—	1,200,000
Other	565,936	914,665

	$2,377,632	$5,195,397

NETWORK COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
12. Long-term Debt
     Long-term debt consists of the following:

	March 30, 2008	March 25, 2007

10 3/4% Senior Notes, due December 1, 2013	$175,000,000	$175,000,000
Term loan facility	—	49,500,000
New Senior Term loan facility	76,444,312	—
Revolver facility	—	7,000,000
Senior Subordinated Note	36,446,462	32,395,232

	287,890,774	263,895,232
Less:
Unamortized discount on noncurrent Senior Notes and Senior Subordinated Note	(1,965,580)	(2,319,930)
Current maturities	(5,726,789)	(3,084,182)

Long-term debt, less current maturities	$280,198,405	$258,491,120

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
     During fiscal year 2008, $4.1 million had been added to principal for interest on the Parent Mezzanine Debt. As of March 30, 2008 the total principal added to the Parent Mezzanine Debt was $11.4 million on a cumulative basis.
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
     In accordance with Accounting Principles Board Opinion No. 14 (“APB 14”), Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants, a valuation analysis was performed by management to determine the debt proceeds allocated to the warrants issued in connection with the senior subordinated debt. The valuation was based on market and financial data from comparable companies that were publicly traded. Revenue, EBITDA and total assets were compared to arrive at a base and a reasonable multiple for each measure. A liquidity discount was applied to arrive at NCI’s business enterprise valuation and subsequently, a fair market value for the total equity. The per share warrant value was indicated at $0.91 per share resulting in a total valuation of $0.53 million. The Company allocated $0.53 million to the warrants based on their relative fair value and recorded this amount as a debt discount and additional paid-in capital. The debt discount was amortized over the eight year life of the related debt. The unamortized discount was $0.3 million at March 30, 2008.
     The senior subordinated debt agreement contains restrictive provisions which include, but are not limited to, requiring the Company to

NETWORK COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
maintain certain financial ratios and limits upon the Company’s ability to incur additional indebtedness, make certain acquisitions or investments, sell assets or make other restricted payments, including dividends. The Company is also required to calculate quarterly covenants for debt leverage ratios and interest coverage ratio.
     The loan agreement allows the lender to accelerate repayment of the principal in the case of specific events of default outlined in the senior subordinated credit agreement. Management believes the Company currently has no risk with regards to events of default.
     On July 25, 2005, the Company entered into an interest rate cap transaction for $100.0 million of its outstanding senior credit facility. The transaction involved establishing a cap of 6% on the interest rate to be paid by the Company. The Company paid $0.05 million for the cap. On December 23, 2005, the Company sold $50.0 million. The remaining $50.0 million expired on July 25, 2007 and had a market value of $0.001 million at March 25, 2007.
Refinancing
     On November 30, 2005, the Company refinanced its existing capital structure. The objective of the refinancing was to provide the Company with a long-term capital structure that is consistent with its strategy and preserve acquisition flexibility. The refinancing was completed through an offering of $175 million of Senior Notes and a senior secured credit facility comprised of a $50.0 million senior credit term loan facility, a revolving credit facility with an availability of $35.0 million and (the “prior senior facility”) an additional $75.0 million in uncommitted incremental term loans. The transactions described in this paragraph are collectively referred to herein as the “Prior Refinancing”. The proceeds of the Prior Refinancing were used to repay the outstanding balances under the Term A, Term B, Term C and $30.0 million of the senior subordinated debt resulting in no extinguishment gain or loss.
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
     The Senior Notes were issued at a discount of $2.29 million, which is being amortized as interest expense over the life of the Senior Notes. The unamortized discount was $1.6 million at March 30, 2008.
     The Company was obligated to file an Exchange Offer Registration Statement with the SEC by July 28, 2006 and to use commercially reasonable efforts to cause the Exchange Offer Registration Statement to become effective by October 26, 2006. The Company filed its initial registration statement with the SEC on June 2, 2006 and was declared effective on August 4, 2006.

NETWORK COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Senior Credit Facility
     In conjunction with the Prior Refinancing, the Company entered into a term loan credit agreement with certain lenders for an aggregate principal amount of $50 million. The proceeds of the loan were used to repay all amounts outstanding under the prior credit agreement, amounts outstanding in respect of the senior subordinated notes (including accrued interest and applicable prepayment penalties) and to pay fees and expenses incurred in connection with the Refinancing.
     On July 20, 2007, the Company refinanced the prior senior facility and entered into a new senior secured term loan facility (the “new term loan facility”) for an aggregate principal amount of $76.6 million and a new senior secured revolving loan facility (the “new revolving loan facility”) for an amount up to $35.0 million (the new term loan facility together with the new revolving loan facility, the “new credit facility”). The proceeds of the new credit facility were used to repay all amounts outstanding under the prior senior facility (dated as of November 30, 2005) and fund acquisitions during the Company’s second quarter of fiscal year 2008.
     Under the new credit facility, the Company, at its option, can borrow funds at an interest rate equal to the London Interbank Offered Rate (“LIBOR”) plus a margin or at the lender’s base rate (which approximates the Prime rate) plus a margin. Interest rates under the term facility are base rate plus a margin of 1.00% or LIBOR plus a margin of 2.00%. Interest rates under the revolving facility are base rate plus a margin ranging from 1.50% to 0.75% or LIBOR plus a margin ranging from 2.50% to 1.75%. The applicable margin payable by the Company on the revolving facility is determined by the Company’s senior secured leverage ratio, which is calculated quarterly.
     The Company had $76.4 million outstanding under the new term loan facility with no availability to borrow at March 30, 2008. Also, as of the fiscal year end, the Company had no balance outstanding with $35.0 million available to borrow under the new revolving loan facility. The effective interest rate on the balances outstanding under the new term loan was 5.5% at March 30, 2008.
     The final repayment of any outstanding amounts under the new revolving loan facility is due November 30, 2010. The new term loan facility commences amortization in quarterly installments of $0.192 million beginning December 31, 2007 through November 30, 2012.
     Under the new credit facility, the Company may obtain additional funding through Incremental Loan Commitments in an amount not to exceed $75 million. As of March 30, 2008, there were no borrowings against the Incremental Loan Facility.
     The new credit facility is collateralized by substantially all of the assets of NCI and its subsidiaries. In addition, NCI’s subsidiaries are joint and several guarantors of the obligations. The loan agreement contains certain restrictive provisions which include, but are not limited to, requiring the Company to maintain certain financial ratios and limits upon the Company’s ability to incur additional indebtedness, make certain acquisitions or investments, sell assets or make other restricted payments, including dividends (as defined in the term loan credit agreement).
     The Company’s new credit facility contains a subjective acceleration clause in which certain events of default, as detailed in the new senior credit facility agreement, will result in acceleration of the call date of the new senior credit facility. Management reviews these events on a regular basis and believes that the Company currently has no risk associated with these events.
     In addition to providing fixed principal payment schedules for the new credit facility, the loan agreement also includes an Excess Cash Flow Repayment provision that requires repayment of principal based on the Company’s leverage ratio, EBITDA, working capital, debt service and tax payments. The Excess Cash Flow amount is calculated and paid annually with the repayment of principal allocated on a pro rata basis to the term and revolving loans. The Company expects to make a payment of approximately $5.0 million under the Excess Cash Flow Repayment provision based on the fiscal year ended March 30, 2008 financial results. This payment is to be made on June 27, 2008 and accordingly, has been included in

NETWORK COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
current maturities of long-term debt at March 30, 2008. The Company is also required to pay an annual non-utilization fee equal to 0.50% of the unused portion of the revolving credit facility.
     Aggregate minimum principal maturities on long-term debt as of fiscal year end follow:

2009 *	$5,726,789
2010	766,359
2011	766,359
2012	766,359
2013	68,418,446
Thereafter	211,446,462

$287,890,774

*	Based on loan amounts outstanding at March 30, 2008; includes principal repayments under Excess Cash Flow provision for fiscal year 2008 of approximately $5.0 million (see discussion above).
     The Company assumes that as amounts become due under the loan agreement the amounts needed for the payments will be obtained from the Company’s operating cash flow supplemented by borrowings under the revolving loan as needed.
13. Stockholder’s Equity
     On January 7, 2005, NCI’s parent, GMH, a wholly-owned subsidiary of GMHC, was acquired by CVC for consideration of $383.9 million, adjusted as defined within the Agreement and Plan of Merger. GMHC was subsequently recapitalized to reflect 17,524,091 shares of series L common stock in the amount of $192.7 million, 1,079,863 shares of series A common stock in the amount of $1.1 million, term loans of $148.7 million and senior subordinated debt of $55.0 million. GMH recapitalized NCI with the proceeds from its common equity in the amount of $194.4 million, including the value allocated to the warrants. The funds received for capitalization have been recorded in the accompanying financial statements as Additional Paid-In Capital.
14. Commitments and Contingencies
Operating Leases
     The Company is obligated under noncancellable operating leases and leases for office space which expire at various dates through 2015. Certain of the leases require additional payments for real estate taxes, water and common maintenance costs.
     Minimum lease payments due under noncancellable operating lease agreements with terms in excess of a year follow:

(Dollars in thousands)
2009	$4,931
2010	3,331
2011	2,453
2012	1,740
2013	495
Thereafter	82

Total minimum lease payments	$13,032

     Rent expense for the fiscal year ended March 30, 2008, for the fiscal year ended March 25, 2007, and the fiscal year ended March 26, 2006 amounted to $4.1 million, $4.0 million, and $3.4 million, respectively.
Capital Leases
     The Company is obligated under capital leases for computer, equipment and transportation which expire at various dates through 2013.

NETWORK COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Payments due under capital lease agreements with terms in excess of a year follow:

(Dollars in thousands)
2009	$409,071
2010	226,761
2011	84,367
2012	16,759
2013	1,683

Total minimum lease payments	738,641
Less amount representing interest	(34,461)

Present value of minimum capital lease payments	$704,180

     Principal payments and interest payments for the year ended March 30, 2008, the year ended March 25, 2007, and the year ended March 26, 2006, amounted to $0.5 million, $0.7 million, and $0.6 million, respectively.
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
15. Income Taxes
     The benefit from income taxes related to income from continuing operations, consists of the following:

	Fiscal Year	Fiscal Year	Fiscal Year
	Ended	Ended	Ended
	March 30, 2008	March 25, 2007	March 26, 2006
Federal
Current	$2,658,317	$4,226,551	$2,197,326
Deferred	(5,355,558)	(8,503,327)	(7,408,566)

	(2,697,241)	(4,276,776)	(5,211,240)

State
Current	455,712	724,552	376,684
Deferred	(805,347)	(1,278,696)	(1,351,106)

	(349,635)	(554,144)	(974,422)

Income tax benefit	$(3,046,876)	$(4,830,920)	$(6,185,662)

     The benefit from income tax differs from the amount that would be calculated applying the federal statutory rate of 35% (2008, 2007 and 2006) to loss before benefit from income taxes from continuing operations as follows:

	Fiscal Year	Fiscal Year	Fiscal Year
	Ended	Ended	Ended
	March 30, 2008	March 25, 2007	March 26, 2006
Expected income tax benefit	$(3,228,606)	$(3,730,236)	$(6,021,947)
State income taxes, net of federal benefit	(222,706)	(360,488)	(628,306)
Deferred tax rate change	(82,765)	(896,333)	—
Permanent differences	487,201	402,215	394,379
Other		(246,078)	70,212

Income tax benefit	$(3,046,876)	$(4,830,920)	$(6,185,662)

NETWORK COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The Company’s deferred tax assets and liabilities consist of the following:

	Fiscal Year	Fiscal Year
	Ended	Ended
	March 30, 2008	March 25, 2007
Current:
Deferred tax assets:
Allowance for doubtful accounts	$1,068,459	$728,023
Accumulated other comprehensive loss	4,789	29,148
Deferred tax liability:
Accrued compensation and benefits	(549)	(32,682)

Net current deferred tax assets	1,072,699	724,489

Noncurrent:
Deferred tax assets:
Pay-in-kind note interest	3,472,153	2,243,259
Deferred tax liabilities:
Intangible assets amortization	(38,947,550)	(43,156,385)
Property, equipment and depreciation	(3,205,602)	(3,671,409)

Net noncurrent deferred tax liabilities	(38,680,999)	(44,584,535)

Net deferred tax liabilities	$(37,608,300)	$(43,860,046)

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
16. Profit Sharing and 401(k) Plans
     The Company has a Profit Sharing Plan for all employees. The Profit Sharing Plan is at the discretion of the Company and can be amended or terminated by the Company at any time. For the fiscal year ended March 30, 2008, there was no expense for the profit sharing plan as the Company chose not to fund the plan. The expense for the profit sharing plan for the fiscal year ended March 25, 2007 and the fiscal year ended March 26, 2006 was $1.1 million and $1.5 million, respectively.
     The Company sponsors a defined contribution plan pursuant to which employees can elect to defer a portion of their compensation for funding of retirement investments. The Company matches a certain percentage of the employee’s elected contribution, which is reported as an expense in the applicable payroll period. The Company contributed $1.4 million, $1.5 million, and $1.4 million, to the plan during the fiscal years ended March 30, 2008, March 25, 2007 and March 26, 2006, respectively.
17. Related Party Transaction
     In December 2004, the Company entered into a 10-year advisory agreement with CVC Management LLC (“CVC”), now known as Court Square Capital Partners (“CSC Management”), whereby the Company is to pay CVC in quarterly installments an annual fee, which is the greater of $0.21 million or 0.016% of the annual consolidated revenue, in exchange for advisory services. The Company was also to reimburse CVC for reasonable out-of-pocket expenses incurred in its performance of advisory services.
     Under this agreement, the Company paid $0.2 million, $0.2 million and $0.2 million for the fiscal years ended March 30, 2008, March 25, 2007 and March 26, 2006, respectively. The amounts accrued under this agreement as of March 30, 2008 and March 25, 2007, were $0.05 million and $0.05 million, respectively.

NETWORK COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     We retained TMG Public Relations (“TMG”) to perform public relations and marketing services on the Company’s behalf on a project-by-project basis. TMG is owned by the spouse of Dan McCarthy, NCI’s Chairman and Chief Executive Officer. In each of fiscal years 2008, 2007, and 2006, we made payments to TMG of $0.4 million, $0.6 million and $0.2 million. The Company accrued $0.01 million and $0.03 million for services rendered as of March 30, 2008 and March 25, 2007. We expect to continue to use the services of TMG during fiscal year 2009.
     Effective July 31, 2007, we entered into an agreement with L & S Graphics, which is a digital printing company owned by Brandon Lee, one of the Company’s employees. We agreed to utilize L&S Graphics for all digitally printed materials related to the “By Design” products. The company was renamed later on Digital Print & Mail (“dpm”). Under this agreement, we made payments of $1.5 million during the fiscal year ended March 30, 2008 and accrued for $0.08 million as of March 30, 2008.
     Effective July 31, 2007, we entered into a lease agreement with MB&K, LLC which is owned by the same company employee noted in the prior paragraph. Under this agreement, we made payments of $0.1 million during the fiscal year ended March 30, 2008 and made no accruals as of March 30, 2008 as we have met all our financial obligations under this agreement.
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

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2008
Sales	$53,498	$56,013	$54,455	$59,761
Gross profit	16,972	18,436	18,076	14,957
Operating income	6,950	8,039	7,868	2,248
Net income (loss) from continuing operations	140	(1,882)	568	(5,004)
Loss from discontinued operations, net of applicable taxes	—	—	—	—
Net income (loss)	$140	$(1,882)	$568	$(5,004)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2007
Sales	$47,670	$48,564	$49,947	$57,558
Gross profit	15,532	13,935	15,305	14,674
Operating income	4,564	4,847	5,164	3,467
Net loss from continuing operations	(1,176)	(1,085)	(1,001)	(2,565)
Loss from discontinued operations, net of applicable taxes	(26)	(86)	—	—
Net loss	$(1,202)	$(1,171)	$(1,001)	$(2,565)
19. Subsequent Events
     On June 10, 2008, the Company executed an amendment to its new revolving loan facility agreement. The amendment adjusts the interest coverage ratio minimums for the term of the revolver.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     None.

Item 9A.	Evaluation of Disclosure Controls and Procedures
Disclosure Controls and Procedures
     As of the end of the fiscal year ended March 30, 2008, our management performed an evaluation with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of our “disclosure controls and procedures” (as defined in Securities Exchange Act of 1934 (the “Exchange Act”)) Rules 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report (the “Evaluation Date”), our disclosure controls and procedures were ineffective because of the material weaknesses discussed below. Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and include, without limitation, controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control Over Financial Reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) or 15d-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those written policies and procedures that:
•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets.

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of our management and directors.

•	Provide reasonable assurance regarding prevention of timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.
     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
     An internal control material weakness is a deficiency, or aggregation of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.
     Our management assessed the effectiveness of our internal control over financial reporting, as defined in Securities Exchange Commission Act Rule 13a-15(f) as of March 30, 2008 and this assessment identified the following material weaknesses in our internal control over financial reporting:
1.	Deficiencies in our IT environment due to untimely removal of network access for terminated employees.

2.	Deficiencies in our IT environment due to backup tapes not being stored offsite on a consistent basis.

3.	Deficiencies in maintaining adequate controls over certain key spreadsheets used in our financial reporting process including review of these spreadsheets.

     Since the discovery of the material weaknesses in internal controls described above, management is strengthening the Company’s internal controls over financial reporting and is taking various actions to improve our internal controls including, but not limited to the following:
1.	Remediation efforts were made to ensure notification of IT upon the departure of employees for purposes of terminating their network access. Testing of these remediation efforts is pending.

2.	Remediation efforts to ensure consistent storage of backup tapes offsite are in progress as we engaged a third party data management company to transport the backup tapes to an offsite location on a daily basis. Implementation and testing is pending.

3.	Remediation efforts to ensure adequate controls over key spreadsheets are in progress by implementing review and password protection on the spreadsheets and formulas and maintaining historic data in a read only access as well as a formal review process. Implementation and testing is pending.
     In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Because of the material weaknesses described in the preceding paragraphs, management believes that, as of March 30, 2008, the Company’s internal control over financial reporting was not effective based on those criteria.
     There was no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
     This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. We were not required to have, nor have we engaged our independent registered public accounting firm to perform, an audit on our internal control over financial reporting pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Item 9B.	Other Information
     There were no disclosures of any information required to be filed on Form 8-K during the fourth quarter of 2008 that were not filed.
PART III

Item 10.	Directors and Executive Officers of the Registrant
     The following table sets forth certain information regarding our directors and executive officers. All directors hold office until the next annual meeting of stockholders, and until their successors are duly elected and qualified.

Name	Age	Position(s)
Daniel McCarthy	48	Chairman and Chief Executive Officer
Gerard Parker	45	Director, Senior Vice President, Chief Financial Officer
Scott Dixon	53	Senior Vice President, NCI — President of Real Estate Area
Marcia Bollinger	50	Senior Vice President — Multi-Family Area
Stuart Christian	43	Senior Vice President — Production/Operations
Adam Japko	49	Senior Vice President, NCI — President of Home Design Area
Susan Deese	53	Senior Vice President and General Counsel
David F. Thomas	58	Director
Ian D. Highet	43	Director
Martin Maleska	64	Director
John Overbay	31	Director

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
     David F. Thomas, Director. Mr. Thomas has been a director since January 2005. Mr. Thomas has also been director of GMHC since January 2005. He is the President of Court Square Capital Partners (“Court Square”). He joined Court Square in 1980 and has been a Managing Partner at Court Square since 2000. Previously, he held various positions with Citibank’s Transportation Finance and Acquisition Finance Groups. Prior to joining Citibank, Mr. Thomas was a certified public accountant with Arthur Andersen & Co. Mr. Thomas received degrees in finance and accounting from the University of Akron. He is a director of Worldspan Technologies, Inc. and MagnaChip Semiconductor, LLC, Auto Europe Group, and New Market International.
     Ian D. Highet, Director. Mr. Highet has been a director since January 2005. Mr. Highet has also been director of GMHC since December 2004. He is a Partner at Court Square. He joined Court Square in 1998 after working as Vice President of Corporate Development at K-III Communications Corporation, a media holding company formed by Kohlberg Kravis Roberts & Co. Mr. Highet has been Partner at Court Square since 1998. Mr. Highet received his Bachelor of Arts (cum laude) from Harvard College and his MBA from Harvard Business School. He is a director of Auto Europe Group and Compucom.

     Martin Maleska, Director. Mr. Maleska has been a director since March 2007. Mr. Maleska is also a director of GMHC. He is a consultant to Court Square Capital Partners. In 2005, Mr. Maleska organized Riverstone Partners to provide consulting and investment banking services to companies. He served as Chief Executive Officer of Primedia Business from 2003 to 2004. Prior to 2003, Mr. Maleska was a Managing Director at Veronis Suhler Stevenson. He serves on the boards of CCC, Source Media, Questar Assessment, RFID Journal, Executive Networks, and Randall Reilly Publishing.
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
Code of Ethics
     Effective May 14, 2008, the Company implemented a Code of Business Conduct and Ethics (the “Code”) which is applicable to all officers, directors and employees of the Company, including the principal executive officer, the principal financial and accouting officer. The Code is available on the Company’s web site at www.nci.com.
Compensation Committee
     We do not currently have a Compensation Committee. However, we may appoint such a committee in the future.
Compensation of Directors
     During fiscal year 2008, our director, Martin Maleska, was compensated for serving on the Board of Directors. We made payments of $20,000 to Mr. Maleska in fiscal year 2008.
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
Compensation Discussion and Analysis
The following discussion and analysis of compensation arrangements of our named executive officers for 2008 should be read together with the compensation tables and related disclosures set forth below.
Overview
     Court Square Capital Partners controls 89% of GMHC’s outstanding capital stock, including the period in which the 2008 compensation elements for our named executive officers were determined; Court Square holds three of six seats on our Board of Directors.
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
       Our executive officers are Daniel McCarthy, our Chairman of the Board and Chief Executive Officer; Gerard Parker, Director, Senior Vice President and Chief Financial Officer; Scott Dixon, Senior Vice President of NCI – President of Real Estate Area; Marcia Bollinger, Senior Vice President – Multi-Family Area; Adam Japko, Senior Vice President of NCI – President of Home Design Area.
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
     Our fiscal year 2008 SMICP includes the following elements. Each element carries a certain weight in the calculation of total cash bonus:
▪	achieving company-wide EBITDA targets;

▪	achieving revenue targets within their respective areas;

▪	achieving gross margin and other direct expenditure targets within their respective areas;

▪	discretionary based on overall performance of the individual;
     To be eligible to receive a bonus, participants must achieve at least 90% — 95% of the EBITDA and Revenue target.
     The amount earned by each of our named executive officers under the fiscal year 2008 SMICP was calculated in May 2008 based on the fiscal year 2008 financial results. We did not issue any long-term compensation during fiscal year 2008 to our senior executive officers.
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

           The following table summarizes the annual compensation of our named executive officers for fiscal years 2008 and 2007:

Summary Compensation Table
			Non-Equity
			Incentive Plan	All Other
	Fiscal		Compensation	Compensation
Name and Principal Position	Year	Salary ($)	Bonus($) (1)	($)		Total ($)
Daniel McCarthy
Chairman & Chief Executive	2008	417,413	—	37,976	(2) (3)	455,389
Officer	2007	397,536	99,384	57,672	(3)	554,592
Adam Japko
Senior Vice President	2008	295,000	—	4,720	(3)	299,720
President of Home Design Area	2007	295,000	31,987	4,821	(3)	331,808
Marcia Bollinger
Senior Vice President	2008	255,272	34,200	7,814	(3) (4)	297,286
Multi-Family Area	2007	257,273	23,842	9,042	(3) (4)	290,157
Gerard Parker
Senior Vice President &	2008	278,275	—	7,318	(3)	285,593
Chief Financial Officer	2007	265,024	66,256	7,221	(3)	338,501
Scott Dixon
Senior Vice President	2008	225,000	—	6,736	(3)	231,736
President of Real Estate Area	2007	223,654	81,441	7,422	(3)	312,517

(1)	Bonus reflected in fiscal year earned even though paid in the subsequent fiscal year. The bonuses for fiscal year 2008 will be paid in June 2008 and for fiscal year 2007 were paid in June 2007.

(2)	Includes payments for a leased vehicle of $6,324 and apartment rental of $10,740 in Georgia for use by Mr. McCarthy. Also includes payments made for club memberships of $6,132 and commuting expense of $14,149.

(3)	Represents matching contributions made by us pursuant to our 401(k) plan, premiums paid on life insurance plan, short term and long term disability plan.

(4)	Includes an auto mileage allowance.
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
           Pursuant to his employment agreement, Mr. McCarthy’s annual base salary is $434,110, subject to annual increases of 5% of his salary for the immediate prior year. Mr. McCarthy received bonuses of $99,384 and $189,303 for fiscal years 2007 and 2006, respectively pursuant to his employment agreement. He also received a one-time discretionary bonus of $225,000 related to the recapitalization of the Company in June 2004. In addition, Mr. McCarthy is also entitled to receive an annual bonus of up to 75% of his average salary in effect during any fiscal year based on certain EBITDA performance targets. Mr. McCarthy is foregoing his annual bonus for fiscal year 2008.
           During Mr. McCarthy’s employment, we must provide Mr. McCarthy with family health and dental, life, short-term and long-term disability and directors’ and officers’ liability insurance and other benefits offered under our plans as the Board of Directors may establish from time to time. Mr. McCarthy is also entitled to four weeks paid vacation each year.
           Pursuant to his employment agreement, we must also reimburse Mr. McCarthy for all reasonable expenses incurred by Mr. McCarthy in carrying out his duties and for commuting and living expenses in Georgia not to exceed, in the aggregate, $3,000 per month.

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
           Pursuant to his employment agreement, on January 7, 2005, Mr. McCarthy exchanged certain securities of GMH in exchange for approximately $1.7 million of Class L Common Stock of GMHC at a price of $11.00 per share and received approximately $568,348.90 of Class A Common Stock of GMHC at a price of $1.00 per share. In addition, Mr. McCarthy acquired 3.0% of GMHC fully-diluted common equity in the form of Class A Common Stock from a pool of 7.3% (1,420,872 shares) of GMHC’s fully-diluted common equity that is available to management. Such equity shall vest so long as Mr. McCarthy remains an employee. Mr. McCarthy will also have the opportunity to acquire an additional 1.4% of GMHC’s fully-diluted common equity in the form of Class A Common Stock from a pool of 2.4% (473,624 shares) of GMHC’s fully-diluted common equity that is available to management in the event that Court Square Capital actually realizes certain internal rate of returns on its investment in us. The details of this stock purchase opportunity have not yet been finalized. Accordingly, we have not recognized any compensation expense in the financial statements. We expect that the structure will be an outright purchase of the GMHC Class A Common Stock by Mr. McCarthy at a price equal to the fair value at the time of purchase, with vesting contingent on Court Square Capital realizing its internal rate of return target on the investment.
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
           Pursuant to his employment agreement, Mr. Parker’s annual base salary is $289,406, subject to annual increases of 5% of his salary for the immediate prior year. Mr. Parker received bonuses of $66,256 and $126,202 for fiscal years 2007 and 2006, respectively pursuant to his employment agreement. He also received a one-time discretionary bonus of $100,000 related to the recapitalization of the Company in June 2004. In addition, Mr. Parker is also entitled to receive an annual bonus of up to 75% of his average salary in effect during any fiscal year based on certain EBITDA performance targets. Mr. Parker is foregoing his annual bonus for fiscal year 2008.
           During Mr. Parker’s employment, we must provide Mr. Parker with family health and dental, life, short-term and long-term disability and Directors’ and Officers’ liability insurance and other benefits offered under our plans as the Board of Directors may establish from time to time. Mr. Parker is also entitled to four weeks paid vacation each year.

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
           Pursuant to his employment agreement, on January 7, 2005, Mr. Parker received approximately $284,174 of Class A Common Stock of GMHC at a price of $1.00 per share. In addition, Mr.  Parker acquired 1.5% of GMHC’s fully-diluted common equity in the form of Class A Common Stock from a pool of 7.3% (1,420,872 shares) of GMHC’s fully-diluted common equity that is available to management. Such equity shall vest so long as Mr. Parker remains an employee. Mr. Parker will also have the opportunity to acquire an additional 1.0% of GMHC’s fully-diluted common equity in the form of Class A Common Stock from a pool of 2.4% (473,624 shares) of GMHC’s fully-diluted common equity that is available to management in the event that Court Square Capital actually realizes certain internal rate of return for its investment in us. The details of this stock purchase opportunity have not yet been finalized. Accordingly, we have not recognized any compensation expense in the financial statements. We expect that the structure will be an outright purchase of the Class A Common Stock by Mr. Parker at a price equal to the fair value at the time of purchase with vesting contingent on Court Square Capital realizing its internal rate of return target on the investment.
           Mr. Parker is subject to non-competition and non-solicitation covenants during the term of his employment and for the two-year period following the termination of such employment.
Option/SAR Grants During the Year Ended March 30, 2008
           There were no stock options granted to named executive officers during the year ended March 30, 2008.
           Aggregated Option/SAR Exercises During the Year Ended March 30, 2008 and 2007 Year-End Option/SAR Values
           There were no exercises of stock options (granted in prior years) by any named executive officers during the year ended March 30, 2008. As of March 30, 2008 there were no outstanding stock options or stock appreciation rights.

Item 12.	Security ownership of certain beneficial owners and management
           The following information with respect to the outstanding shares of our Common Stock beneficially owned by each director, the Chief Executive Officer and other most highly compensated executive officers, all beneficial owners known to us of more than five percent of each class of Common Stock of GMHC and the directors and executive officers as a group is furnished as of June 19, 2008, except as otherwise indicated. This table includes 585,926.70 currently exercisable warrants to purchase GMHC’s Class A Common Stock owned by Citicorp Mezzanine III, L.P.
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

	Number of		Total Number
	Class L	Number of	of Common
	Common Shares	Class A Common	Shares
	Beneficially	Shares Beneficially	Beneficially
Name	Owned	Owned	Owned	Percentage
Citigroup Venture Capital Equity Partners, L.P.(1)	16,909,090.92	—	16,909,090.92	86.58%
Ian Highet(2)	22,727.27	—	22,727.27	*
David Thomas(2)	45,454.55	—	45,454.55	*
Clayton Albertson(2)	1,363.63	—	1,363.63	*
Daniel McCarthy(2)	159,090.91	568,348.90	727,439.81	3.73%
Gerard Parker(2)	—	284,174.45	284,174.45	1.46%
Adam Japko(2)	—	125,000.00	125,000.00	*
Stuart Christian(2)	—	42,626.17	42,626.17	*
Scott Dixon(2)	—	125,000.00	125,000.00	*
Marcia Bollinger(2)	—	42,626.17	42,626.17	*
Susan Deese(2)	—	28,417.44	28,417.44	*
Todd Dubner (3)	—	65,000.00	65,000.00	*
Citicorp Mezzanine III, L.P. — Warrants(4)	—	585,926.70	585,926.70	3.00%
All directors and officers as a group (11 persons)	228,636.36	1,258,819.30	1,487,455.66	7.62%
All employees and executives of CVC as a group(1)	365,000.00	—	365,000.00	1.87%
Unallocated Management shares	—	97,052.95	97,052.95	*

*	Less than 1%

(1)	The address of these entities is c/o Court Square Capital Partners, 55 East 52 St. 34th Floor New York, NY 10055. Includes 13,080,039.35 shares of Class L Common Shares held by Citigroup Venture Capital Equity Partners, L.P.; 130,210.98 shares of Class L Common Shares held by CVC/ SSB Employee Fund, L.P.; 116,018.50 shares held by CVC Executive Fund, LLC; and 3,582,822.09 shares held by CVC Gallarus Co-Investment LLC.

(2)	The address for each executive management member or director, as applicable, is c/o Network Communications, Inc. 2305 Newpoint Parkway, Lawrenceville, GA 30043.

(3)	The address of this individual is 425 Madison Avenue Suite 1500 New York, NY 10017

(4)	The address of this entity is 55 East 52 St. 34th Floor New York, NY 10055.

Item 13.	Certain Relationships and Related Transactions
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
           The initial term of the Advisory Agreement is ten years and it automatically renews on an annual basis until terminated. We may terminate the Advisory Agreement in the event of a public offering of GMHC’s common stock under the Securities Act other than pursuant to a registration statement on Form S-4 or Form S-8 or any similar or successor form or the public registration of a combination of our debt and equity securities in which not more than 10% of the gross proceeds received from the sale of such securities is attributed to such equity securities, provided that the net proceeds of such public offering is equal to $50.0 million or more. Under this agreement we made payments to CSC Management of $0.2 million in each of fiscal years 2008, 2007 and 2006.
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
Agreement with TMG Public Relations
     We retain TMG Public Relations (“TMG”) to perform public relations and marketing services on the Company’s behalf on a project-by-project basis. TMG is owned by the spouse of Dan McCarthy, NCI’s Chairman and Chief Executive Officer. In each of the fiscal years 2008, 2007 and 2006, we made payments to TMG of $0.4 million, $0.6 million and $0.2 million, respectively. We expect to continue to use the services of TMG during fiscal year 2009.
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

Item 14.	Principal Accountant Fees and Services
     During fiscal years 2008 and 2007, we incurred the following fees for services performed by PricewaterhouseCoopers LLP:

	Fiscal Year 2008	Fiscal Year 2007
Audit Fees	$422,832	$393,150
Audit Related Fees	12,161	—
Tax Fees(1)	116,335	141,280
All Other Fees(2)	1,500	1,500

Total	$552,828	$535,930

(1) Tax fees relate to tax compliance services.

(2) All other fees for fiscal years 2008 and 2007 consist of product subscription fees.

 Pre-approval of Services
     All of the services described above were pre-approved by the Company’s Audit Committee. The Audit Committee has determined that the payments made to its independent registered public accountants for these services are compatible with maintaining such auditors’ independence. All of the hours expended on the principal accountant’s engagement to audit the financial statements of the Company for fiscal year 2008 were attributable to work performed by full-time, permanent employees of the principal accountant.
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
PART IV

Item 15.	Exhibits and Financial Statement Schedules
(a)	Exhibits.

See Exhibit Index.

(b)	Financial Statement Schedules.
Schedule II — Valuation and Qualifying Accounts
Allowance for Doubtful Accounts

	Balance at	Additions Charged to
	Beginning of		Other		Balance at
Description	Fiscal Year	Expenses	Accounts	Deductions	End of Fiscal Year
Fiscal year ended March 26, 2006	$1,330,861	$1,574,346	$441,695 (1)	$(1,829,827)	$1,517,075
Fiscal year ended March 25, 2007	1,517,075	1,857,254	—	(1,461,418)	1,912,911
Fiscal year ended March 30, 2008	1,912,911	3,207,990	—	(2,327,544)	2,793,357

(1)	Amount reflects an allowance for acquired receivables during fiscal year 2006.

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
Daniel R. McCarthy
Chairman of the Board and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Daniel R. McCarthy	Chairman, Chief Executive	June 19, 2008
Daniel R. McCarthy	Officer and Director
(Principal Executive Officer)

/s/ Gerard P. Parker	Senior Vice President, Chief	June 19, 2008
Gerard P. Parker	Financial Officer and Director
(Principal Financial and
Accounting Officer)

/s/ David F. Thomas	Director	June 19, 2008
David F. Thomas

/s/ Ian D. Highet	Director	June 19, 2008
Ian D. Highet

/s/ Martin Maleska	Director	June 19, 2008
Martin Maleska

/s/ John Overbay	Director	June 19, 2008
John Overbay

Exhibit No.	Description
1.1	Purchase Agreement, by and among Network Communications, Inc., Credit Suisse First Boston LLC and TD Securities (USA) LLC dated November 30, 2005.(1)

3.1	Certificate of Incorporation of Network Communications, Inc., as amended. (1)

3.2	By-Laws of Network Communications, Inc. (1)

4.1	Indenture by and between Network Communications, Inc., and Wells Fargo Bank, N.A., dated November 30, 2005. (1)

4.2	Registration Rights Agreement by and among Network Communications, Inc., Credit Suisse First Boston LLC and TD Securities (USA) LLC, dated as of November 30, 2005. (1)

10.1	Employment Agreement of Daniel McCarthy.** (1)

10.2	Employment Agreement of Gerard Parker.** (1)

10.3	Advisory Agreement by and between GMH Holding Company, GMH Acquisition Corp. and CVC Management LLC dated December 12, 2004. (1)

10.4	Securities Purchase and Holders Agreement by and among GMH Holding Company, CVC, L.P., certain of its affiliates and Court Square Capital Limited dated January 7, 2005. (1)

10.5	Registration Rights Agreement by and among GMH Holding Company, CVC, L.P., certain of its affiliates and Court Square Capital Limited and the minority stockholders party thereto dated January 7, 2005. (1)

10.6	Term Loan Credit Agreement dated as of November 30, 2005, among Network Communications, Inc., Gallarus Media Holdings, Inc., the Lenders , and Credit Suisse, as administrative agent and as collateral agent for the Lenders. (1)

10.7	Revolving Loan Credit Agreement dated as of November 30, 2005, among Network Communications, Inc., Gallarus Media Holdings, Inc., the Lenders, and Credit Suisse, as administrative agent and as collateral agent for the Lenders. (1)

10.8	Guarantee, Collateral And Intercreditor Agreement dated as of November 30, 2005, among Network Communications, Inc., Gallarus Media Holdings, Inc., the Subsidiaries of the Borrower from time to time party thereto, Credit Suisse, as collateral agent for the Secured Parties, Credit Suisse, as administrative agent for the Revolving Lenders and Credit Suisse, as administrative agent for the Term Lenders. (1)

10.9	Patent Security Agreement dated as of November 30, 2005, between Gallarus Media Holdings, Inc., and Credit Suisse, as the Collateral Agent. (1)

10.10	Trademark Security Agreement dated as of November 30, 2005, between Network Communications, Inc. and Credit Suisse, as the Collateral Agent. (1)

10.11	Senior Subordinated Promissory Note in favor of Citicorp Mezzanine III, LP dated January 7, 2005. (1)

10.12	Warrant Agreement dated January 7, 2005 between Court Square Capital Limited and GMH Holding Company. (1)

10.13	Agreement and Plan of Merger by and among Gallarus Media Holdings, Inc., GMH Holding Company, GMH Acquisition Corp. and ABRY Partners, LLC, dated December 23, 2004. (1)

10.14	Lease Agreement by and between Pace Converting, Inc. and Network Communications, Inc. dated June 28, 2002. (1)

10.15	Agreement by and between Banta Publications Group and Network Communications, Inc., dated May 17, 2006, as supplemented by the terms attached thereto. (Portions of this exhibit have been omitted pursuant to a confidential treatment request submitted under C.F.R. Sections 200.80(b)(4), 200.83 and 230.406) (1)

10.16	Applications Maintenance and Support Agreement by and between Network Communications, Inc. and Builder Homesite, Inc., dated December 16, 2003. (Portions of this exhibit have been omitted pursuant to a confidential treatment request submitted under C.F.R. Sections 200.80(b)(4), 200.83 and 230.406) (1)

Exhibit No.	Description
10.17	Software Support, Development and Maintenance Renewal Agreement, by and between Network Communications, Inc. and EX Squared Solutions, Inc., dated April 1, 2006. (Portions of this exhibit have been omitted pursuant to a confidential treatment request submitted under C.F.R. Sections 200.80(b)(4), 200.83 and 230.406) (1)

10.18	Customer Agreement by and between Network Communications, Inc. and Kodak Polychrome Graphics LLC, dated January 15, 2006. (Portions of this exhibit have been omitted pursuant to a confidential treatment request submitted under C.F.R. Sections 200.80(b)(4), 200.83 and 230.406) (1)

10.19	Sales Contract by and between Network Communications, Inc. and Zirkon Druckmaschinen GmbH Leipzig, dated as of August 25, 2005. (Portions of this exhibit have been omitted pursuant to a confidential treatment request submitted under C.F.R. Sections 200.80(b)(4), 200.83 and 230.406) (1)

10.20	Term Loan Credit Agreement dated as of July 20, 2007, among Network Communications, Inc., Gallarus Media Holdings, Inc., the Lenders , and Toronto Dominion (Texas) LLC, as administrative agent and as collateral agent for the Lenders.(2)

10.21	Revolving Loan Credit Agreement dated as of July 20, 2007, among Network Communications, Inc., Gallarus Media Holdings, Inc., the Lenders, and Toronto Dominion (Texas) LLC, as administrative agent and as collateral agent for the Lenders(2)

10.22	Guarantee, Collateral And Intercreditor Agreement dated as of July 20, 2007, among Network Communications, Inc., Gallarus Media Holdings, Inc., the Subsidiaries of the Network Communications Inc. from time to time party thereto, Toronto Dominion (Texas) LLC, as collateral agent, Toronto Dominion (Texas) LLC, as administrative agent for the Revolving Lenders and Toronto Dominion (Texas) LLC, as administrative agent for the Term Lenders. (2)

10.23	Copyright Security Agreement dated as of July 20, 2007, between Network Communications, Inc. and Toronto Dominion (Texas) LLC, as the Collateral Agent. (2)

10.24	Trademark Security Agreement dated as of July 20, 2007, between Network Communications, Inc. and Toronto Dominion (Texas) LLC, as the Collateral Agent. (2)

10.25	Patent Security Agreement dated as of July 20, 2007, between Network Communications, Inc. and Toronto Dominion (Texas) LLC, as the Collateral Agent. (2)

21.1	Subsidiaries of Registrant. (1)

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney. (1)

31.1	SECTION 302, CERTIFICATION OF CEO

31.2	SECTION 302, CERTIFICATION OF CFO

32.1	SECTION 906, CERTIFICATION OF CEO

32.2	SECTION 906, CERTIFICATION OF CFO

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-4 (Registration No. 333-134701) filed with the Commission on June 2, 2006, as amended).

(2)	Incorporated by reference to the Company’s Form 10-Q filed on October 18, 2007.

**	Denotes management contract or compensatory plan or arrangement.