Form 10-Q
period 2008-06-22
Network Communications, Inc.
filed 2008-07-31
CIK 1364727

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 22, 2008
Commission file number 333-134701

NETWORK COMMUNICATIONS, INC.
Formed under the laws of the State of Georgia
I.R.S. Employer Identification Number 58-1404355
2305 Newpoint Parkway, Lawrenceville, GA 30043
Telephone Number: (770) 962-7220

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑          No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐          No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 22, 2008
Common Stock, $0.001 par value per share	100 shares

PART I – financial information
Item 1. Condensed Consolidated Financial Statements
NETWORK COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 22, 2008	March 30, 2008
ASSETS

Current assets
Cash and cash equivalents	$6,810,734	$6,715,837
Accounts receivable, net of allowance for doubtful accounts of $3,386,741 and $2,793,357, respectively	22,015,342	21,361,396
Inventories	4,593,367	4,187,195
Prepaid expenses and deferred charges	3,029,214	3,599,615
Deferred tax assets	1,312,577	1,072,699
Income tax receivable	309,748	941,453
Other current assets	62,312	45,012

Total current assets	38,133,294	37,923,207

Property, equipment and computer software, net	23,999,815	24,317,414
Goodwill	306,552,211	306,518,991
Deferred financing costs, net	7,087,341	7,425,819
Intangible assets, net	141,390,073	145,421,474
Other assets	305,316	307,408

Total noncurrent assets	479,334,756	483,991,106

Total assets	$517,468,050	$521,914,313

LIABILITIES AND STOCKHOLDER’S EQUITY

Current liabilities
Accounts payable	$9,483,890	$7,005,184
Accrued compensation and related taxes	2,436,487	2,377,632
Customer deposits	1,482,692	1,317,031
Unearned revenue	9,542,332	9,664,249
Accrued interest	1,723,254	6,747,765
Other current liabilities	1,331,104	1,215,707
Current maturities of long-term debt	5,726,789	5,726,789
Current maturities of capital lease obligations	359,236	386,404

Total current liabilities	32,085,784	34,440,761
Long-term debt, less current maturities	281,055,776	280,198,405
Capital lease obligations, less current maturities	293,846	317,778
Deferred tax liabilities	37,555,765	38,680,999
Other long term liabilities	—	230,000

Total liabilities	350,991,171	353,867,943

Commitments and contingencies (Note 6)
Stockholder’s Equity
Common stock, $0.001 par value; 100 shares authorized, issued and outstanding	—	—
Additional paid-in capital (including warrants of $533,583 at June 22, 2008 and March 30, 2008)	194,579,776	194,579,776
Accumulated deficit	(28,087,126)	(26,520,887)
Accumulated other comprehensive loss, net of tax	(15,771)	(12,519)

Total stockholder’s equity	166,476,879	168,046,370

Total liabilities and stockholder’s equity	$517,468,050	$521,914,313

See the accompanying notes to condensed consolidated financial statements.

NETWORK COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Periods Ended
	June 22, 2008	June 17, 2007
Sales	$48,450,049	$53,497,873
Cost of sales (exclusive of production depreciation and software amortization expense shown separately below)	32,715,723	35,507,877
Production depreciation and software amortization	1,180,935	1,018,005

Gross profit	14,553,391	16,971,991
Selling, general and administrative expenses	5,778,088	5,954,074
Depreciation and software amortization	414,923	357,678
Amortization of intangibles	4,031,402	3,710,204

Operating income	4,328,978	6,950,035

Other income (expense)
Interest and dividend income	58,232	90,936
Interest expense	(6,669,890)	(6,840,857)
Other expense	49,972	11,357

Total other expense	(6,561,686)	(6,738,564)

(Loss) income before expense (benefit) from income taxes	(2,232,708)	211,471
Income tax (benefit) expense	(666,469)	71,669

Net (loss) income	$(1,566,239)	$139,802

See the accompanying notes to condensed consolidated financial statements.

NETWORK COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY (UNAUDITED)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	loss, net of tax	Total
Balance at March 30, 2008	100	$—	$194,579,776	$(26,520,887)	$(12,519)	$168,046,370

Comprehensive loss:
Net loss	—	—	—	(1,566,239)	—	(1,566,239)
Foreign currency translation adjustments, net of tax	—	—	—	—	(3,252)	(3,252)

Comprehensive loss						(1,569,491)

Balance at June 22, 2008	100	$—	$194,579,776	$(28,087,126)	$(15,771)	$166,476,879

See the accompanying notes to condensed consolidated financial statements.

NETWORK COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Periods Ended
	June 22, 2008	June 17, 2007
Cash flows from operating activities
Net (loss) income	$(1,566,239)	$139,802
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Deferred income taxes	(1,365,111)	(1,317,992)
Other, net	7,014,698	6,510,131
Changes in operating assets and liabilities, net of acquired businesses	(2,304,813)	(7,002,766)

Net cash provided by (used in) operating activities	1,778,535	(1,670,825)

Cash flows from investing activities
Purchase of property, equipment and computer software	(1,346,902)	(1,365,675)
Payments for businesses acquired, net of cash	(30,487)	(9,637,289)

Net cash used in investing activities	(1,377,389)	(11,002,964)

Cash flows from financing activities
Proceeds from revolving facility	—	12,000,000
Payments on term loan facility	(191,590)	(125,000)
Payments on capital leases	(114,659)	(133,508)

Net cash (used in) provided by financing activities	(306,249)	11,741,492

Net increase (decrease) in cash	94,897	(932,297)
Cash at beginning of fiscal year	6,715,837	9,338,083

Cash at end of period	$6,810,734	$8,405,786

Supplemental disclosure
Payments for businesses acquired:
Fair value of assets acquired	$—	$9,506,464
Less liabilities assumed	—	156,765

Total purchase price	—	9,349,699
Deferred purchase price	30,487	287,590

Cash paid for acquired businesses	$30,487	$9,637,289

Noncash investing and financing activities
Assets acquired through capital lease	$63,559	$49,477
See the accompanying notes to condensed consolidated financial statements.

NETWORK COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1. Organization and Basis of Presentation
          Network Communications, Inc. (“NCI’’), and its wholly-owned subsidiaries, NCID, LLC and other entities and Network Publications Canada, Inc. (“NCI-Canada’’) (collectively “the Company’’) has its principal management, administrative and production facilities in Lawrenceville, GA. The Company is a publisher, producing The Real Estate Book (“TREB”), which is distributed in over 440 markets, the District of Columbia, Puerto Rico, Virgin Islands, and Canada. It also produces the Apartment Finder, New Home Finder, Mature Living Choices, Unique Homes Magazine, Enclave Magazine, Black’s Guide, Kansas City Homes and Gardens, New England Home, Home by Design, Homes and Lifestyles magazines, regional home improvement magazines, and other publications. The Company also provides its customers the opportunity to purchase related marketing services, such as custom publishing and direct mail marketing. Revenue is primarily generated from advertising displayed in the Company’s print publications and online versions of such publications. The combined online and print distribution provide a unique advantage in reaching real estate and home design consumers. Advertisers may also purchase enhanced print or online listings for an additional fee. Each market is operated either by an Independent Distributor (“ID”) assigned a particular market or by the Company. NCI is a wholly-owned subsidiary of Gallarus Media Holdings, Inc. (“GMH’’), and effective January 7, 2005, a wholly-owned subsidiary of our ultimate parent, GMH Holding Company (“GMHC’’). On January 7, 2005, the majority of GMHC stock was acquired by Citigroup Venture Capital Equity Partners, L.P. and its affiliated funds (“CVC Fund”). As a result of their stock acquisition of GMHC, CVC Fund owns approximately 89% of GMHC’s outstanding capital stock. By virtue of their stock ownership, CVC Fund has significant influence over our management and will be able to determine the outcome of all matters required to be submitted to the stockholders for approval. CVC subsequently spun off from its former owner, Citigroup, and the new entity was renamed Court Square Capital Partners (“Court Square”).
2. Summary of Significant Accounting Policies
     Basis of Presentation
          The accompanying financial statements represent the consolidated statements of the Company and its wholly owned subsidiaries. The Company and its consolidated entities report on a 52-53 week accounting year which includes 13 four-week periods. Fiscal quarters 1, 2 and 3 each include 12 weeks; fiscal quarter 4 includes 16 weeks or 17 weeks. The condensed consolidated financial statements include the financial statements of the Company for the three periods ended June 22, 2008 and the three periods ended June 17, 2007. All significant intercompany balances and transactions have been eliminated in consolidation.
          The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.
          The accompanying interim condensed consolidated financial statements for the three periods ended June 22, 2008 and June 17, 2007 are unaudited. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America for financial information have been condensed or omitted pursuant to the rules and regulations of Article 10 of SEC Regulation S-X. In the opinion of management, these condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. Operating results for the three periods ended June 22, 2008 are not necessarily indicative of results that may be expected for any other future interim period or for the year ending March 29, 2009. You should read the unaudited condensed consolidated financial statements in conjunction with NCI’s consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 30, 2008.

NETWORK COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
     Recent Accounting Pronouncements
          In May 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for non-governmental entities. SFAS 162 is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Presenting Fairly in Conformity with Generally Accepted Accounting Principles”. The Company is assessing the impact of the adoption of SFAS 162 and believes there will be no material impact on its consolidated financial statements.
          In April 2008, the FASB issued FASB staff position (“FSP”) FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, “Goodwill and Other Intangible Assets”. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP FAS 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008 and as such, the Company will adopt FSP FAS 142-3 in fiscal year 2010. Early adoption is prohibited. The Company is currently evaluating the impact, if any, that FSP FAS 142-3 will have on its financial position, results of operations or cashflows.
          In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”), which amends the disclosure requirements of SFAS 133. SFAS 161 provides an enhanced understanding about how and why derivative instruments are used, how they are accounted for and their effect on an entity’s financial position, performance and cash flows. SFAS 161, which is effective for the first interim period beginning after November 15, 2008, will require additional disclosure in future filings. The Company will adopt this standard in the third quarter of fiscal year 2009 and believes that, based on its current operations, there will be no material impact on the Company’s consolidated financial position, results of operations, or cash flows.
          In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51 (“SFAS 160”). SFAS 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008 and as such, the Company will adopt this standard in fiscal year 2010. Based on its current operations, the Company does not believe that SFAS 160 will have a significant impact on its financial position, results of operations or cash flows.
          In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R will significantly change the accounting for business combinations in a number of areas including the treatment of contingent consideration, contingencies, acquisition costs, IPR&D and restructuring costs. In addition, under SFAS 141R, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income taxes. SFAS 141R is effective for fiscal years beginning after December 15, 2008 and, as such, the Company will adopt this standard in fiscal year 2010. The Company has not yet determined the impact, if any, of SFAS 141R on its financial position, results of operations or cash flows.
          In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. This provides entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without being required to apply complex hedge accounting provisions. The provisions of SFAS No. 159 are effective as of the beginning of fiscal years that start after November 15, 2007. The Company adopted SFAS 159 on March 31, 2008 and the adoption did not have any material impact on its financial position or results of operations, or cash flows.
          In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and states that a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements.

NETWORK COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
          SFAS 157, among other things, requires companies to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value, and specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the company’s market assumptions. The effective date is for fiscal years beginning after November 15, 2007.
          SFAS No. 157 establishes a three-tiered hierarchy to prioritize inputs used to measure fair value. Those tiers are defined as follows:
-	Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

-	Level 2 inputs are inputs, other than quoted prices included within Level 1, that are observable for the asset or liability, either directly or indirectly. If the asset or liability has a specified (contractual) term, a Level 2 input must be observable for substantially the full term of the asset or liability.

-	Level 3 inputs are unobservable inputs for the asset or liability.
          The highest priority in measuring assets and liabilities at fair value is placed on the use of Level 1 inputs, while the lowest priority is placed on the use of Level 3 inputs.
          This statement also expands the related disclosure requirements in an effort to provide greater transparency around fair value measures.
          In February 2008, the FASB issued FSP FAS 157-2, which delays the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years, for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).
          As of March 31, 2008, the Company adopted SFAS No. 157, and the adoption did not have a material impact on the Company’s financial condition, results of operations or cash flows. The Company is still evaluating the impact of the items deferred by FSP FAS 157-2.
3. Inventories
          Inventories consist of the following:

	June 22, 2008	March 30, 2008
Distribution products and marketing aids for resale	$504,579	$477,763
Production, paper and ink	3,257,672	2,527,987
Work-in-process	831,116	1,181,445

	$4,593,367	$4,187,195

4. Acquisitions
          During the three periods ended June 22, 2008, the Company did not complete any acquisitions. Generally, whenever the Company completes an acquisition, NCI pays a premium over the fair value of the net tangible and identified intangible assets acquired to fulfill the Company’s strategic initiatives and to ensure strategic fit with its current publications. The majority of our transactions are asset based in which the Company acquires the publishing assets associated with the products purchased that fit our predetermined criteria as an expansion of our geographical footprint, addition to market share in certain areas or complementary services to our existing customers. The Company evaluates each asset purchased on an individual basis for fit with our organization based on its historical performance along with our expectations for growth. The strength of each criteria and the expected return on our investment are evaluated in developing the purchase price. The purchase price allocation is aggregated below for small business combinations in accordance with SFAS 141.

NETWORK COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
     Allocation of purchase price
          The application of purchase accounting under SFAS 141 requires that the total purchase price be allocated to the fair value of assets acquired and liabilities assumed based on their fair values at the acquisition date. The allocation process requires an analysis of acquired contracts, customer relationships, contractual commitments and legal contingencies to identify and record the fair value of all assets acquired and liabilities assumed. In valuing acquired assets and assumed liabilities, fair values are based on, but not limited to: future expected cash flows; current replacement cost for similar capacity for certain fixed assets; market rate assumptions for contractual obligations; settlement plans for litigation and contingencies; and appropriate discount rates and growth rates. Goodwill, which is tax deductible, resulting from the acquisitions discussed below was assigned to the Company’s one business segment.
          During the first quarter of the fiscal year ended March 30, 2008, the Company completed the following acquisitions:
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
          The aggregate purchase price for these acquisitions including transaction costs was $9.4 million. The acquisitions were accounted for using the purchase method and, accordingly, the purchase price was allocated to the assets based on their estimated fair values on the date of acquisition. The aggregate purchase price for these acquisitions was allocated as follows:

	Fair Value at	Weighted-Average
(Dollars in thousands)	Purchase Price	Amortization Period
Tangible assets
Current assets	$266
Fixed assets	56

Total tangible assets	322

Liabilities assumed	(157)

Intangible assets
Advertiser lists	3,828	7 years
Distribution network	109	10 years
Subscriber lists	51	4 years
Amortizable Trademarks	1,228	5 years
Non-compete	1,037	5 years
Goodwill	2,932

Total intangible assets	9,185

Total purchase price	$9,350

          Unaudited pro forma results of operations data for the three periods ended June 17, 2007, as if NCI and the entities described above had been combined as of March 26, 2007, follow. The pro forma results include estimates and assumptions which management believes are reasonable. However, pro forma results do not include any anticipated cost savings or other effects of the planned integration of these entities,

NETWORK COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
and are not necessarily indicative of the results which would have occurred if the business combinations had been in effect on the dates indicated, or which may result in the future.

Unaudited Pro Forma Results of Operations
Three Periods Ended
(Dollars in thousands)	June 17, 2007
Sales	$53,689
Income before expense from income taxes	224
Net income	$147
          The Company is satisfied that no material change in value has occurred in these acquisitions or other acquisitions since the acquisition dates. The results of all acquired entities have been included in the Company’s condensed consolidated financial statements since the respective acquisition dates.
5. Long-term Debt
          Long-term debt consists of the following:

	June 22, 2008	March 30, 2008
10 3/4% Senior Notes, due December 1, 2013	$175,000,000	$175,000,000
New Senior Term loan facility	76,252,722	76,444,312
Senior Subordinated Note	37,413,650	36,446,462

	288,666,372	287,890,774
Less:
Unamortized discount on noncurrent Senior Notes and Senior Subordinated Note	(1,883,807)	(1,965,580)
Current maturities	(5,726,789)	(5,726,789)

Long-term debt, less current maturities	$281,055,776	$280,198,405

          For a discussion of certain of our debt characteristics, see “Note 12. Long-term Debt” of the Notes to Consolidated Financial Statements section of the fiscal year 2008 Form 10-K. Other than the items noted below, there have been no significant developments since March 30, 2008.
New Senior Credit Facility
          On July 20, 2007, the Company entered into a senior secured term loan facility (the “new term loan facility”) for an aggregate principal amount of $76.6 million and a senior secured revolving loan facility (the “new revolving loan facility”) for an amount up to $35.0 million (the new term loan facility together with the new revolving loan facility; the “new credit facility”). The proceeds of the new credit facility were used to repay all amounts outstanding under the Company’s prior credit facility (dated as of November 30, 2005) and fund acquisitions during the Company’s second quarter of fiscal year 2008. In connection with the new credit facility, the Company recorded $0.5 million of deferred charges during the fiscal year ended March 30, 2008 for transaction fees and other related debt issuance costs. Additionally, approximately $3.7 million of deferred financing costs associated with the extinguishment of the existing term loan facility were written-off and charged to interest expense during the Company’s second fiscal quarter of fiscal year 2008.
          Under the new credit facility, the Company has the option to borrow funds at an interest rate equal to the London Interbank Offered Rate (“LIBOR”) plus a margin or at the lender’s base rate (which approximates the Prime rate) plus a margin. Interest rates under the new term loan facility are base rate plus a margin of 1.50% or LIBOR plus a margin of 2.00%. Interest rates under the new revolving loan facility are base rate plus a margin ranging from 1.50% to 0.75% or LIBOR plus a margin ranging from 2.50% to 1.75%. The applicable margin payable on the new

NETWORK COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
revolving loan facility is subject to adjustments based upon a leverage-based pricing grid. The new credit facility requires the Company to meet maximum leverage ratios and minimum interest coverage ratios and includes a maximum annual capital expenditures limitation. In addition, the new credit facility contains certain restrictive covenants which, among other things, limit our ability to incur additional indebtedness, pay dividends, incur liens, prepay subordinated debt, make loans and investments, merge or consolidate, sell assets, change our business, amend the terms of our subordinated debt and engage in certain other activities customarily restricted in such agreements. It also contains certain customary events of defaults, subject to grace periods, as appropriate. As of June 22, 2008, the Company was in compliance with all debt covenant requirements.
          On June 10, 2008, the Company amended the new revolving loan agreement dated July 20, 2007. The amendment adjusted the interest coverage ratios over the term of the new revolving loan facility. Refer to the Company’s 8-K filed with the SEC on June 25, 2008 for more details.
          The Company had $76.3 million outstanding under the new term loan facility with no availability to borrow at June 22, 2008. Also, as of the fiscal quarter end, the Company had no outstanding balance under the new revolving facility with $35.0 million available to borrow. The interest rate at June 22, 2008 for the new revolving loan facility was at a rate of base plus 1.25% and/or LIBOR plus 2.25%. The effective interest rate on the balances outstanding under the new term loan facility was 4.97% at June 22, 2008.
          The final repayment of any outstanding amounts under the new revolving loan facility is due November 30, 2010. The new term loan facility commences amortization in quarterly installments of $0.192 million beginning December 31, 2007 through September 30, 2012. The final settlement of any outstanding amounts under the new term loan facility is due November 30, 2012.
          Under the new credit facility, the Company may obtain additional funding through incremental loan commitments in an amount not to exceed $75 million provided that the Company remains in compliance with its financial covenants on a pro forma basis. As of June 22, 2008, there were no borrowings against the incremental loan facility.
          The new credit facility is collateralized by substantially all of the assets of NCI and its subsidiaries. In addition, NCI’s subsidiaries are joint and several guarantors of the obligations. The new credit facility loan agreements contain certain restrictive provisions which include, but are not limited to, requiring the Company to maintain certain financial ratios and limits upon the Company’s ability to incur additional indebtedness, make certain acquisitions or investments, sell assets or make other restricted payments, including dividends (as defined in the new term loan credit agreement).
          The Company’s new credit facility contains a subjective acceleration clause in which certain events of default, as detailed in the new senior credit facility agreement, will result in acceleration of the call date of the new credit facility. Management reviews these events on a regular basis and believes that the Company currently has no risk associated with these events.
          In addition to providing fixed principal payment schedules for the new credit facility, the loan agreement also includes an excess cash flow repayment provision that requires repayment of principal based on the Company’s leverage ratio, EBITDA, working capital, debt service and tax payments. The excess cash flow amount is calculated and paid annually with the repayment of principal allocated on a pro rata basis to the new term and revolving loan facilities.
          On June 27, 2008, the Company made a payment of approximately $5.0 million under the excess cash flow repayment provision based on the fiscal year ended March 30,2008 financial results. The payment has been included in the current maturities of long-term debt at June 22, 2008 and March 30, 2008. The Company is also required to pay an annual non-utilization fee equal to 0.50% of the unused portion of the new revolving loan facility.

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
     Other
          The Company is involved in various claims and lawsuits which arise in the normal course of its business. Management does not believe that any of these actions will have a material adverse effect on the Company’s financial position or results of operations or cashflows.
7. Related Party Transactions
          In December 2004, the Company entered into a 10-year advisory agreement with CVC Management LLC (“CVC”) now known as Court Square Capital Partners (“Court Square”), whereby the Company accrues an annual management fee quarterly. The management fee is equal to the greater of $0.21 million or 0.016% of the prior fiscal year consolidated revenue. On July 31, 2006, Court Square Advisor, LLC, has been assigned the right to receive any management fees payable by the Company pursuant to an advisory agreement between CVC Management LLC, an affiliate of CVC Fund, and NCI. Under this agreement, the Company paid $0.05 million for the three periods ended June 22, 2008 and made no payments during the three periods ended June 17, 2007. The Company accrued $0.05 million and $0.05 million for management fees as of June 22, 2008 and March 30, 2008, respectively.
          The Company has retained TMG Public Relations (“TMG”) to perform public relations and marketing services on its behalf on a project-by-project basis. TMG is owned by the spouse of Daniel McCarthy, NCI’s Chairman and Chief Executive Officer. The Company made payments to TMG of $0.02 million and $0.13 million during the three periods ended June 22, 2008 and June 17, 2007, respectively. The Company accrued $ 0.03 million and $ 0.01 million for services rendered as of June 22, 2008 and March 30, 2008, respectively. We expect to continue to use the services of TMG during fiscal year 2009.
          Effective July 31, 2007, the Company entered into an agreement with L&S Graphics, which is a digital printing company owned by Brandon Lee, one of the Company’s employees who performs the role of the general manager of By Design. The Company agreed to utilize L&S Graphics for all digitally printed materials related to the “By Design” products. The company was later renamed to Digital Print & Mail (“dpm”). Under this agreement, the Company made payments of $0.43 million during the three periods ended June 22, 2008 and accrued for $0.08 million and $0.08 million as of June 22, 2008 and March 30, 2008.
          Effective July 31, 2007, the Company entered into a lease agreement with MB&K, LLC which is owned by the same company employee noted in the prior paragraph. Under this agreement, the Company made payments of $0.02 million during the three periods ended June 22, 2008 and recorded no accruals as of June 22, 2008 and March 30, 2008, as the Company has met all its financial obligations under this agreement.

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
Overview of Operations
          We are a Georgia corporation that was formed in 1980. The following discussion and analysis is based upon our unaudited interim condensed consolidated financial statements and our review of our business and operations. Furthermore, we believe the discussion and analysis of our financial condition, results of operations, and cash flows as set forth below are not indicative nor should they be relied upon as an indicator of our future performance. The following discussion includes a comparison of our results for the three periods ended June 22, 2008 to the three periods ended June 17, 2007.
          We have 13 reporting periods in each fiscal year. Our fiscal year refers to the 52-53 week accounting year ended on the last Sunday of March of that year. The first, second and third quarters each contain 3 periods, or 12 weeks each, and the fourth quarter contains 4 periods, or 16 weeks. In the 53-week accounting year, the fourth quarter contains 17 weeks.
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
          We distribute our printed publications through an extensive rack distribution network, comprised of high traffic locations in areas frequented by our target consumers. In addition, we maintain more than 30,000 uniquely shaped proprietary sidewalk distribution boxes. For those products targeting affluent consumers and businesses, we utilize sophisticated database management and customer acquisition tools in order to develop highly targeted direct mail distribution. We also distribute all of our content — including our database of more than 1.8 million homes and apartments — online to our advertisers. We maintain a proprietary online network which has over one million unique visitors each month. In addition, we distribute our content to more than 27 online distribution partners, including Trulia and BobVila.com with a monthly reach of over 47 million online users. We believe our combined online and print distribution network, which is provided to advertisers at one all-inclusive cost, drives exceptional results for our advertisers.

          We have two marketing channels through which we generate revenue, the Independent Distributor (“ ID”) channel and the Direct channel. In our ID channel, the independent distributor is responsible for selling the advertising, collecting listings from agents/brokers and distributing publications in a specific geographic market. In our Direct channel, we sell the advertising, collect the listings from the agents/brokers and create, print and distribute the publications.
          As of June 22, 2008, we had 995 employees, 476 of which were located at our corporate headquarters and production facility in Lawrenceville, Georgia, a suburb of Atlanta.
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
•	Sales volume of existing homes and months of supply of unsold homes – Indicators for the resale home market remained depressed during the April 2008 to June 2008 timeframe. Existing home sales experienced a decline in April, a gain in May, and then a decline in June. The annualized rate of sales in June 2008 was 4.86 million units which was down approximately 16% from June 2007. The median home price in June 2008 was $215,100, a decrease of 6.1 percent from the prior year. The total inventory of unsold existing homes in June 2008 stood at 4.49 million units or 11.5 months of inventory at the current sales pace. The June inventory level was the second highest in the past 24 years. Revenues for The Real Estate Book (“TREB”) and Unique Homes (“UH”) brands have been adversely impacted by the challenging market conditions. Revenues for the TREB and UH brands declined by 30.0% and 10.0%, respectively, in the current fiscal first quarter compared to prior year. Real estate is a local business and we do benefit from TREB’s geographic diversification, however, all regions of the country are now experiencing the housing downturn to some extent. We expect the resale home market to remain challenging given the disruption in the mortgage finance industry. The Pending Homes Sales Index for May, a forward-looking indicator based on signed contracts fell 4.7% from April and was down 14% compared to May 2007.

•	The market tightness index – The National Multi Housing Council’s (“NMHC”) market tightness index in April 2008 stood at 44, an increase from 33 in January 2008 but down from an index of 56 in April 2007. A reading above 50 indicates that markets are experiencing higher occupancy rates and higher rental rates. The market was stable during the May 2008 to June 2008 timeframe. Credit market conditions are impacting the financing for construction of new units so we expect that there will not be a material increase in apartment inventory in the coming year.

•	Interest rates and the growth in consumer debt – The interest rate environment remains favorable for consumers financing home improvement projects, however the ongoing challenges in the credit markets are negatively impacting the availability of credit as lenders tighten standards for mortgages and home equity lines of credit. In addition, the decline in home values has reduced the amount of home equity available to fund consumer discretionary spending. We currently operate home design and improvement magazines in 20 regional markets in the United States. We have experienced tightening in advertising expenditures within some of the markets as a result of the general economic slowdown and declining consumer sentiment. Overall we believe that our Home & Lifestyle titles are less susceptible to fluctuations in discretionary spending because of their focus on the high end of the market, while our home improvement titles provide home service providers with a cost effective advertising vehicle that compares favorably to competing lead generation alternatives.

Revenue
          Our principal revenue earning activity is related to the sale of online and print advertising by both ID as well as direct sales to customers through Company-managed distribution territories. Independent Distributors are contracted to manage certain distribution territories on behalf of NCI. We maintain ownership of all magazines and distribution territories. Magazine subscriptions are recorded as unearned revenue when received and recognized as revenue over the term of the subscription.
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
          Our operating expense base consists of almost 70% fixed costs. These expenses relate to our production facility in Georgia, our national distribution network and our sales management infrastructure. The remaining 30% of operating expenses are variable and relate to paper, ink, sales commissions, performance-based bonuses, bad debt expense and third party production expenses. Costs related to our workforce are the largest single expense item, accounting for almost 39% of our total expense base. The second largest expense item, which accounts for over 15% of our total expense base, is the cost associated with producing our publications. We expect to be able to continue to manage our expense growth to levels consistent with past years.
Depreciation and Amortization
          Depreciation costs of computer, equipment and software relate primarily to the depreciation of our computer hardware and software developed for internal use or purchased, as well as property, plant and equipment. The depreciation and amortization of equipment and software associated with production is included in cost of sales. The amounts of depreciation and amortization expense included in cost of sales for the three periods ended June 22, 2008 and June 17, 2007 were $1.2 million and $1.0 million, respectively. Depreciation and amortization expense related to nonproduction equipment and software is included in selling, general and administrative expenses. The amounts of depreciation and amortization expense included in selling, general and administrative expenses for the three periods ended June 22, 2008 and June 17, 2007 were $0.4 million and $0.4 million, respectively. Depreciation for computer, equipment and software as well as property, plant and equipment is calculated on a straight-line basis over the expected useful life of the related asset class. Leasehold improvements and leased assets are amortized over the shorter of their estimated useful lives or lease terms.
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
Interest Income and Interest Expense
          Interest income consists primarily of interest income earned on our cash balances. Interest expense consists primarily of interest on outstanding indebtedness, interest on capital leases, amortization of deferred financing costs and amortization of debt discounts.

Income Taxes
          The following table sets forth the income tax (benefit)/expense and effective tax rate for the three periods ended June 22, 2008 and June 17, 2007:

	Three Periods Ended
	June 22, 2008	June 17, 2007
(Dollars in thousands)
Income tax (benefit)/expense	$(666)	$72
Effective tax rate	29.9%	33.9%
          Income tax (benefit)/expense consists of current and deferred income taxes. The difference in effective income tax rates is due primarily to the impact of nondeductible expenses relative to the level of net (loss) income before taxes between the two periods. The Company has nondeductible expenses related to meals and entertainment and certain interest expenses related to senior subordinated debt. We are subject to taxation in the United States of America (for federal and state) and Canada.
Results of Operations
          The following table sets forth a summary of our operations and percentages of total revenue for the three periods ended June 22, 2008 and June 17, 2007. Our three revenue areas are: (i) resale and new sales; (ii) rental and leasing; and (iii) remodeling and home improvement. The resale and sales area includes TREB, New Home Finder, Unique Homes, Enclave, and By Design. Our rental/leasing area includes Apartment Finder, Mature Living Choices, and Black’s Guide. Our remodeling and home improvement area includes all of our home & design and home improvement publications.

	Three Periods Ended
	June 22, 2008		June 17, 2007
	Amount	%	Amount	%
(Dollars in thousands)
Resale and new sales	$22,407	46.2%	$28,332	53.0%

Rental and leasing	19,326	39.9%	16,921	31.6%

Remodeling and home improvement	6,717	13.9%	8,245	15.4%

Total revenue	48,450	100.0%	53,498	100.0%

Costs and expenses:

Cost of sales (including production depreciation and software amortization)	33,897	70.0%	36,526	68.3%

Selling, general and administrative (including non-production depreciation and software amortization)	6,193	12.8%	6,312	11.8%

Amortization of intangibles	4,031	8.3%	3,710	6.9%

Income from operations	$4,329	8.9%	$6,950	13.0%

     Three Periods Ended June 22, 2008 Compared to Three Periods Ended June 17, 2007
          Revenue. For the three periods ended June 22, 2008, total revenue was $48.5 million compared to $53.5 million for the three periods ended June 17, 2007. This was a decrease of $5.0 million or 9.3%.
          TREB posted revenue of $15.9 million in the first quarter of fiscal year 2009 compared to $22.7 million during the same period in fiscal year 2008 which was a decrease of $6.8 million, or 30.0%. The TREB ID sales channel had revenue of $10.9 million in the first quarter of fiscal year 2009 compared to $14.9 million during the same period of fiscal year 2008, a decrease of $4.0 million or 26.8%. The TREB Direct sales channel had a revenue decrease of $2.8 million or 35.9% from $7.8 million in the first quarter of fiscal year 2008 to $5.0 million during the same period of fiscal year 2009. Unique Homes had revenue of $1.8 million in the first quarter of fiscal year 2009 compared to $2.0 million in the same period of fiscal year 2008, a decrease of $0.2 million or 10.0%. The decrease correlates with the decline in the turnover of luxury home sales. The declines are primarily attributable to the slowdown in the real estate market. Indicators for the resale home market show the inventory of unsold homes was 11.1 months in June 2008 compared to 9.1 months in June 2007. The annual sales rate for existing homes has declined from 5.75 million in June 2007 to 4.86 million in June 2008.
          Apartment Finder revenue for the three periods ended June 22, 2008 was $18.1 million compared to $15.4 million during the three periods ended June 17, 2007, an increase of $2.7 million or 17.5%. We have increased ad pages in the majority of our existing markets as we have been able to gain market share. We generated $1.0 million in revenue in the three periods ended June 22, 2008 from fiscal year 2008 acquisitions. Black’s Guide revenue decreased $0.1 million or 12.5% from $0.8 million in the first quarter of fiscal year 2008 to $0.7 million during the same period of fiscal year 2009 due to market pressures.
          Our remodeling and home improvement area produced revenue of $6.7 million in the three periods ended June 22, 2008 compared to $8.2 million during the three periods ended June 17, 2007, a decrease of $1.5 million or 18.3%. The majority of the decline was related to the decrease in the number of issues recognized in the current quarter compared to the first quarter of the prior fiscal year. Our publications in this area include: Kansas City Homes & Gardens, Accent Home & Garden, At Home In Arkansas, Relocating in Las Vegas, New England Home, Relocating in St. Louis, regional Home Improvement magazines, and the Homes & Lifestyles magazines.
          Cost of sales. Cost of sales for the three periods ended June 22, 2008 was $32.7 million, a decrease of $2.8 million, or 7.9%, from $35.5 million during the three periods ended June 17, 2007. Labor expense, which is our largest cost component, was $14.1 million in the three periods ended June 22, 2008 compared to $15.7 million during the three periods ended June 17, 2007, a decrease of $1.6 million, or 10.2%. The total year-over-year non-commission labor expense growth from fiscal year 2008 acquisitions was $0.5 million. Total commission and bonus expense decreased by $0.3 million or 9.7% from $3.1 million in the first quarter of fiscal year 2008 to $2.8 million during the same period of fiscal year 2009 due to our revenue decline. Paper expense decreased by $0.6 million or 12.5%, from $4.8 million in the three periods ended June 17, 2007 to $4.2 million in the three periods ended June 22, 2008. Our outsource printer expense for the current quarter was $0.3 million, a decrease of $0.1 million or 25.0% from the first quarter of fiscal year 2008 expense of $0.4 million. The decrease in outsource printer expense is directly attributable to the installation of our new press. The new press has added capacity into our manufacturing environment and allowed us to transition certain magazines back into our Lawrenceville printing facility. Distribution expense decreased in the current fiscal quarter by approximately $0.2 million or 9.3% compared to the same period in the prior year. The expense of our E-business and online operations decreased by $0.3 million or 15.8% from $1.9 million in the first quarter of fiscal year 2008 to $1.6 million in the current quarter. We were able to achieve savings by restructuring our operations while continuing to invest in online distribution.
          Production depreciation and software amortization expense. Production depreciation and amortization expense in the three periods ended June 22, 2008 was $1.2 million. This was an increase of $0.2 million, or 20.0%, compared to an expense of $1.0 million for the three periods ended June 17, 2007. The increase was the result of equipment and software purchased during the last three quarters of fiscal year 2008 and the first quarter of fiscal year 2009.
          Selling, general and administrative expenses (“SG&A”). SG&A expenses for the three periods ended June 22, 2008 were $5.8 million compared to $6.0 million for the three periods ended June 17, 2007, which was a decrease of $0.2 million or 3.3%. Labor and related expenses in the three periods ended June 22, 2008 was $3.1 million, a decrease of $0.2 million, or 6.1%, from $3.3 million during the same period in fiscal year 2008. The decrease reflects a reduction in headcount. Legal and professional fees decreased $0.4 million or 57.1% in the current quarter from $0.7 million in the first quarter of fiscal year 2008 to $0.3 million in the first quarter of fiscal year 2009.
          Non-production depreciation and software amortization expense. Non-production depreciation and software amortization expense remained flat at $0.4 million in the first quarter of fiscal year 2009 compared to the first quarter of fiscal year 2008.
          Amortization of intangibles. Amortization expense was $4.0 million in the three periods ended June 22, 2008, compared to $3.7 million for the three periods ended June 17, 2007, an increase of $0.3 million or 8.1%. The increase in amortization expense was related to the amortizable intangible assets of $12.3 million acquired in connection with our acquisitions completed during the last twelve periods of fiscal year 2008.
          Net interest expense. Net interest expense for the three periods ended June 22, 2008 was $6.6 million compared to the net interest expense of $6.7 million during the three periods ended June 17, 2007.
          Net income. Due to the factors set forth above, we reported a net loss of $1.6 million during the three periods ended June 22, 2008, compared to a net income of $0.1 million during the three periods ended June 17, 2007.
Liquidity and Capital Resources
          Historically, our primary source of liquidity has been cash flow from operations. We also have the ability to incur indebtedness under our senior secured revolving loan facility.
          As of June 22, 2008, our cash on hand was $6.8 million compared to $8.4 million at June 17, 2007.
          The following table summarizes our net increase (decrease) in cash and cash equivalents:

	Three Periods Ended
	June 22, 2008	June 17, 2007
(Dollars in thousands)
Net cash provided by (used in) operating activities	$1,778	$(1,671)
Net cash used in investing activities	(1,377)	(11,003)
Net cash (used in) provided by financing activities	(306)	11,742

Net increase (decrease) in cash	95	(932)
Cash at beginning of fiscal year	6,716	9,338

Cash at end of period	$6,811	$8,406

          Our net cash provided by operating activities in the three periods ended June 22, 2008 increased by $3.4 million compared to the same period ended June 17, 2007. The increase was primarily due to an increase in our accounts payable and a decrease in our income tax receivable partially offset by an increase in our accounts receivable.
          During the three periods ended June 22, 2008, net cash used in investing activities was $1.4 million, consisting of $1.35 million for the purchase of property, equipment and software, and $0.03 million for earn-outs related to acquisitions. During the three periods ended June 17, 2007, net cash used in investing activities was $11.0 million, consisting of $1.4 million for the purchase of property, equipment and software and $9.6 million for acquisitions consummated during the first quarter of fiscal year 2008.
          For the three periods ended June 22, 2008, the net cash used in financing activities was $0.3 million versus a source of $11.7 million for the three periods ended June 17, 2007. The cash provided during the three periods ended June 17, 2007 was principally due to proceeds obtained through our revolving facility.

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
          New senior credit facility. On July 20, 2007, we entered into a senior secured term loan facility (the “new term loan facility”) for an aggregate principal amount of $76.6 million and a senior secured revolving loan facility (the “new revolving loan facility”) for an amount up to $35.0 million (the new term loan facility together with the new revolving loan facility, the “new credit facility”). The proceeds of the new loan were used to repay all amounts outstanding under the existing credit facility (dated as of November 30, 2005) and fund acquisitions during the Company’s second quarter of fiscal year 2008. On June 10, 2008 we entered into an amendment of the new revolving loan facility. The amendment adjusts the interest coverage ratios over the term of the new revolving loan facility. Refer to the Company’s 8-K filed with SEC on June 25 2008 for more details.
          Our new term loan facility matures in November 2012. Additionally, we have the ability to obtain up to $75.0 million under our incremental term loan subject to compliance with our affirmative and negative covenants. Borrowings are also available under our new revolving loan facility maturing in November 2010.
          Borrowings under our new credit facility bear interest, at our option, at either adjusted LIBOR plus an applicable margin or the alternate base rate plus an applicable margin. The applicable margin with respect to borrowings under our new revolving loan facility is subject to adjustments based upon a leverage-based pricing grid. Our senior secured revolving credit facility requires us to meet maximum leverage ratios and minimum interest coverage ratios and includes a maximum annual capital expenditures limitation. In addition, the new senior secured revolving credit facility contains certain restrictive covenants which, among other things, limit our ability to incur additional indebtedness, pay dividends, incur liens, prepay subordinated debt, make loans and investments, merge or consolidate, sell assets, change our business, amend the terms of our subordinated debt and engage in certain other activities customarily restricted in such agreements. It also contains certain customary events of defaults, subject to grace periods, as appropriate. As of June 22, 2008, the Company was in compliance with all debt covenant requirements. In addition to providing fixed principal payment schedules for the new credit facility, the loan agreement also includes an excess cash flow repayment provision that requires repayment of principal based on the Company’s leverage ratio, EBITDA, working capital, debt service and tax payments. The excess cash flow amount is calculated and paid annually with the repayment of principal allocated on a pro rata basis to the term and revolving loans. On June 27, 2008, the Company has paid approximately $5.0 million under the excess cash flow repayment provision based on the fiscal year ended March 30, 2008 financial results. Accordingly, the amount has been included in current maturities of long-term debt at June 22, 2008 and March 30, 2008. The Company is also required to pay an annual non-utilization fee equal to 0.50% of the unused portion of the revolving credit facility.
          Our ability to make scheduled payments of principal, or to pay the interest or additional interest, if any, on, or to refinance our indebtedness, or to fund planned capital expenditures will depend on our future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Based upon the current level of operations, we believe that cash flow from operations and available cash, together with borrowings available under our new senior secured credit facilities, will be adequate to meet our future liquidity needs throughout fiscal year 2009. Our assumptions with respect to future costs

Critical Accounting Policies and Estimates
may not be correct, and funds available to us from the sources discussed above may not be sufficient to enable us to service our indebtedness, including the Senior Notes, or cover any shortfall in funding for any unanticipated expenses. In addition, to the extent we make future acquisitions, we may require new sources of funding including additional debt, equity financing or some combination thereof. We may not be able to secure additional sources of funding on favorable terms.
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
Principles of Consolidation and Fiscal Year End
          We and our consolidated entities report on a 52-53 week accounting year. The condensed consolidated financial statements included elsewhere in this report include our financial statements and our wholly-owned subsidiaries for the three periods ended June 22, 2008 and June 17, 2007, respectively and the year ended March 30, 2008. All significant intercompany balances and transactions have been eliminated in consolidation.
Revenue Recognition and Unearned Revenue
          The principal revenue earning activity of the Company is related to the sale of online and print advertising. Revenue recognition for print and online products are consistently applied within Company-managed (Direct) and ID-managed distribution territories as described below. These revenue arrangements are typically sold as a bundled product to customers and include a print ad in a publication as well as online advertisement. The Company bills the customer a single negotiated price for both elements. In accordance with EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables, the Company separates its deliverables into units of accounting and allocates consideration to each unit based on relative fair values. The Company recognizes revenue for each unit of accounting in accordance with SEC Staff Accounting Bulletin Number 104, Revenue Recognition. Magazine subscriptions are recorded as unearned revenue when received and recognized as revenue over the term of the subscription.
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

Impairment of Long Lived Assets
          We assess the recoverability of long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, whenever adverse events or changes in circumstances indicate that impairment may have occurred. If the future, undiscounted cash flows expected to result from the use of the related assets are less than the carrying value of such assets, an impairment has been incurred and a loss is recognized to reduce the carrying value of the long-lived assets to fair value, which is determined by discounting estimated future cash flows. The Company did not recognize any impairment loss during the periods presented in this report.
     Intangible Assets
          Intangible assets consist of the values assigned to a consumer database, independent distributor agreements, advertising lists, subscriber lists, trade names, trademarks, and other intangible assets. Amortization of intangible assets is provided utilizing the straight-line method over the estimated useful lives.
     Recent Accounting Pronouncements
          In May 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for non-governmental entities. SFAS 162 is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Presenting Fairly in Conformity with Generally Accepted Accounting Principles”. We are assessing the impact of the adoption of SFAS 162 and believe there will be no material impact on our consolidated financial statements.
          In April 2008, the FASB issued FASB staff position (“FSP”) FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, “Goodwill and Other Intangible Assets”. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP FAS 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008, and as such, we will adopt FSP FAS 142-3 in fiscal year 2010. Early adoption is prohibited. We are currently evaluating the impact, if any, that FSP FAS 142-3 will have on our financial position, results of operations, or cashflows.
          In March 2008, FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”), which amends the disclosure requirements of SFAS 133. SFAS 161 provides an enhanced understanding about how and why derivative instruments are used, how they are accounted for and their effect on an entity’s financial position, performance and cash flows. SFAS 161, which is effective for the first interim period beginning after November 15, 2008, will require additional disclosure in future filings. We will adopt this standard in the third quarter of fiscal year 2009 and believe that, based on our current operations, there will be no material impact to our financial position, results of operations, or cash flows.
          In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51 (“SFAS 160”). SFAS 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008 and as such, we will adopt this standard in fiscal year 2010. Based on our current operations, we do not believe that SFAS 160 will have a significant impact on our results of operations or financial position.
          In December 2007, the FASB issued SFAS No. 141(revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R will significantly change the accounting for business combinations in a number of areas including the treatment of contingent consideration, contingencies, acquisition costs, IPR&D and restructuring costs. In addition, under SFAS 141R, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income taxes. SFAS 141R is effective for fiscal years beginning after December 15, 2008 and, as such, we will adopt this standard in fiscal year 2010. We have not yet determined the impact, if any, of SFAS 141R on our financial position, results of operations or cash flows.
          In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. This provides entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without being required to apply complex hedge accounting provisions. The provisions of SFAS No. 159 are effective as of the beginning of fiscal years that start after November 15, 2007,. We have adopted SFAS 159 on March 31, 2008 and the adoption did not have any impact on our financial position, results of operations, or cash flows.
          In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements( “SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and states that a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements.
          SFAS 157, among other things, requires companies to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value, and specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the company’s market assumptions. The effective date is for fiscal years beginning after Nov. 15, 2007.
          SFAS No. 157 establishes a three-tiered hierarchy to prioritize inputs used to measure fair value. Those tiers are defined as follows:
-	Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

-	Level 2 inputs are inputs, other than quoted prices included within Level 1, that are observable for the asset or liability, either directly or indirectly. If the asset or liability has a specified (contractual) term, a Level 2 input must be observable for substantially the full term of the asset or liability.

-	Level 3 inputs are unobservable inputs for the asset or liability.
      The highest priority in measuring assets and liabilities at fair value is placed on the use of Level 1 inputs, while the lowest priority is placed on the use of Level 3 inputs.
          This statement also expands the related disclosure requirements in an effort to provide greater transparency around fair value measures.

          In February 2008, the FASB issued FSP FAS 157-2, which delays the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years, for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).
          As of March 31, 2008, we adopted SFAS No. 157 and the adoption did not have a material impact on our financial condition, results of operations or cash flows. We are still evaluating the impact of the items deferred by FSP FAS 157-2
Off-Balance Sheet Arrangements
          At June 22, 2008, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Contractual Obligations
          For a discussion of our contractual obligations, see the “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Contractual Obligations” section in our fiscal year 2008 Form 10-K. There have been no material developments with respect to contractual obligations since March 30, 2008.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
          For a discussion of certain of the market risks to which we are exposed, see the “Quantitative and Qualitative Disclosures About Market Risk” section in our fiscal year 2008 Form 10-K.
Item 4. Controls and Procedures
          As of the end of the first quarter ended June 22, 2008, our management performed an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934 (the Exchange Act)). Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and include, without limitation, controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, and due to the material weaknesses in internal control over financial reporting as it relates to the IT environment controls and controls over the use of spreadsheets detailed in our fiscal year 2008 Form 10-K filed on June 19, 2008, our disclosure controls and procedures were not effective as of June 22, 2008.
          There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three periods ended June 22, 2008 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
          For a discussion of risk factors, see “Item 1A. – Risk Factors” section in our fiscal year 2008 Form 10-K. There have been no material changes from the risk factors previously disclosed in the Form 10-K filed on June 19, 2008.
Item 2 Unregistered Sales of Equity Securities and Use of Proceeds
          None.
Item 3. Defaults upon Senior Securities
          None.
Item 4. Submission of Matters to a Vote of Security Holders
          None.
Item 5. Other Information
          There were no disclosures of any information required to be filed on Form 8-K during the first quarter of fiscal year 2009 that were not filed.
Item 6. Exhibits
          See the separate Exhibits index attached hereto and hereby incorporated herein.

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Network Communications, Inc.

Date: July 31, 2008	By:	/s/ Daniel R. McCarthy

Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: July 31, 2008	By:	/s/ Gerard P. Parker

Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

NETWORK COMMUNICATIONS, INC. AND SUBSIDIARIES
PART II — OTHER INFORMATION
Exhibit Index
(Exhibits Physically Filed Herewith)

Number	Title
10.26	Amendment dated June 10, 2008 to Revolving Loan Credit Agreement dated July 20, 2007 by and among the Company, Gallarus Media Holdings, Inc. the Lenders and Toronto Dominion (Texas) LLC as administrative agent and collateral agent for the Lenders.

31.1	Certification of the Chairman and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Senior Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chairman and Chief Executive Officer pursuant to Title 18 of the United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Senior Vice President and Chief Financial Officer pursuant to Title 18 of the United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	This exhibit is hereby furnished to the SEC as an accompanying document and is not to be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.