Form 10-Q
period 2008-09-14
Network Communications, Inc.
filed 2008-10-24
CIK 1364727

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 14, 2008
Commission file number 333-134701

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
     Yes ☐            No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 14, 2008

Common Stock, $0.001 par value per share	100 shares

PART I — FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
NETWORK COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 14, 2008	March 30, 2008
ASSETS

Current assets
Cash and cash equivalents	$5,452,857	$6,715,837
Accounts receivable, net of allowance for doubtful accounts of $3,738,912 and $2,793,357, respectively	18,965,603	21,361,396
Inventories	5,135,108	4,187,195
Prepaid expenses and deferred charges	2,379,958	3,599,615
Deferred tax assets	1,462,272	1,072,699
Income tax receivable	—	941,453
Other current assets	82,026	45,012

Total current assets	33,477,824	37,923,207

Property, equipment and computer software, net	23,885,598	24,317,414
Goodwill	307,836,992	306,518,991
Deferred financing costs, net	6,748,863	7,425,819
Intangible assets, net	137,394,134	145,421,474
Other assets	431,358	307,408

Total noncurrent assets	476,296,945	483,991,106

Total assets	$509,774,769	$521,914,313

LIABILITIES AND STOCKHOLDER’S EQUITY

Current liabilities
Accounts payable	$10,048,529	$7,005,184
Accrued compensation and related taxes	2,592,904	2,377,632
Customer deposits	1,223,106	1,317,031
Unearned revenue	3,619,134	9,664,249
Accrued interest	5,931,222	6,747,765
Income tax payable	309,520	—
Other current liabilities	956,714	1,215,707
Current maturities of long-term debt	766,359	5,726,789
Current maturities of capital lease obligations	323,292	386,404

Total current liabilities	25,770,780	34,440,761
Long-term debt, less current maturities	281,965,516	280,198,405
Capital lease obligations, less current maturities	250,979	317,778
Deferred tax liabilities	36,445,614	38,680,999
Other long term liabilities	—	230,000

Total liabilities	344,432,889	353,867,943

Commitments and contingencies (Note 8)
Stockholder’s Equity
Common stock, $0.001 par value; 100 shares authorized, issued and outstanding	—	—
Additional paid-in capital (including warrants of $533,583 at September 14, 2008 and March 30, 2008)	194,579,776	194,579,776
Accumulated deficit	(29,203,958)	(26,520,887)
Accumulated other comprehensive loss, net of tax	(33,938)	(12,519)

Total stockholder’s equity	165,341,880	168,046,370

Total liabilities and stockholder’s equity	$509,774,769	$521,914,313

See the accompanying notes to condensed consolidated financial statements.

NETWORK COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Periods Ended
	September 14, 2008	September 9, 2007
Sales	$46,746,442	$56,013,011
Cost of sales (exclusive of production depreciation and software amortization expense shown separately below)	31,492,587	36,397,154
Production depreciation and software amortization	1,193,699	1,179,495

Gross profit	14,060,156	18,436,362
Selling, general and administrative expenses	4,724,653	6,028,698
Depreciation and software amortization	419,408	414,415
Amortization of intangibles	3,995,938	3,954,456

Operating income	4,920,157	8,038,793

Other income (expense)
Interest and dividend income	29,778	107,996
Interest expense	(6,699,379)	(10,739,804)
Other income (expense)	14,845	(28,487)

Total other expense	(6,654,756)	(10,660,295)

Loss before benefit from income taxes	(1,734,599)	(2,621,502)
Income tax benefit	(617,767)	(739,642)

Net loss	$(1,116,832)	$(1,881,860)

See the accompanying notes to condensed consolidated financial statements.

NETWORK COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Six Periods Ended
	September 14, 2008	September 9, 2007
Sales	$95,196,491	$109,510,884
Cost of sales (exclusive of production depreciation and software amortization expense shown separately below)	64,208,310	71,905,031
Production depreciation and software amortization	2,374,634	2,197,500

Gross profit	28,613,547	35,408,353
Selling, general and administrative expenses	10,502,741	11,982,772
Depreciation and software amortization	834,331	772,093
Amortization of intangibles	8,027,340	7,664,660

Operating income	9,249,135	14,988,828

Other income (expense)
Interest and dividend income	88,010	198,932
Interest expense	(13,369,269)	(17,580,661)
Other income (expense)	64,817	(17,130)

Total other expense	(13,216,442)	(17,398,859)

Loss before benefit from income taxes	(3,967,307)	(2,410,031)
Income tax benefit	(1,284,236)	(667,973)

Net loss	$(2,683,071)	$(1,742,058)

See the accompanying notes to condensed consolidated financial statements.

NETWORK COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY (UNAUDITED)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss, net of tax	Total
Balance at March 30, 2008	100	$—	$194,579,776	$(26,520,887)	$(12,519)	$168,046,370

Comprehensive loss:
Net loss	—	—	—	(2,683,071)	—	(2,683,071)
Foreign currency translation adjustments, net of tax	—	—	—	—	(21,419)	(21,419)

Comprehensive loss						(2,704,490)

Balance at September 14, 2008	100	$—	$194,579,776	$(29,203,958)	$(33,938)	$165,341,880

See the accompanying notes to condensed consolidated financial statements.

NETWORK COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Periods Ended
	September 14, 2008	September 9, 2007
Cash flows from operating activities
Net loss	$(2,683,071)	$(1,742,058)
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred income taxes	(2,624,958)	(3,598,120)
Depreciation and amortization	12,076,808	15,375,194
Other non-cash adjustments	1,986,745	1,799,546
Changes in operating assets and liabilities, net of acquired businesses	(264,097)	(1,504,426)

Net cash provided by operating activities	8,491,427	10,330,136

Cash flows from investing activities
Purchase of property, equipment and computer software	(2,849,410)	(2,650,603)
Proceeds from the sale of assets	—	5,352
Payments for businesses acquired, net of cash	(1,336,499)	(30,074,366)

Net cash used in investing activities	(4,185,909)	(32,719,617)

Cash flows from financing activities
Net payments on revolver	—	(7,000,000)
Proceeds from term loans	—	30,000,000
Payments on term loans	(5,343,610)	(2,864,098)
Payments on capital leases	(224,888)	(262,833)
Payment of debt issuance costs	—	(492,233)

Net cash (used in) provided by financing activities	(5,568,498)	19,380,836

Net decrease in cash	(1,262,980)	(3,008,645)
Cash at beginning of fiscal year	6,715,837	9,338,083

Cash at end of period	$5,452,857	$6,329,438

Supplemental disclosure
Payments for businesses acquired:
Fair value of assets acquired	$—	$30,103,932
Less liabilities assumed	—	317,156

Total purchase price	—	29,786,776
Deferred purchase price	1,336,499	287,590

Cash paid for acquired businesses	$1,336,499	$30,074,366

Noncash investing and financing activities
Assets acquired through capital lease	$94,976	$341,152
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
      Summary of Significant Accounting Policies
     Basis of Presentation
          The accompanying financial statements represent the consolidated statements of the Company and its wholly owned subsidiaries. The Company and its consolidated entities report on a 52-53 week accounting year which includes 13 four-week periods. Fiscal quarters 1, 2 and 3 each include 12 weeks; fiscal quarter 4 includes 16 weeks or 17 weeks. The condensed consolidated financial statements include the financial statements of the Company for the three periods and six periods ended September 14, 2008 and the three periods and six periods ended September 9, 2007. All significant intercompany balances and transactions have been eliminated in consolidation.
          The year-end condensed consolidated balance sheet data was derived from audited fiscal statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.
          The accompanying interim condensed consolidated financial statements for the three periods and six periods ended September 14, 2008 and September 9, 2007 are unaudited. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America for financial information have been condensed or omitted pursuant to the rules and regulations of Article 10 of SEC Regulation S-X. In the opinion of management, these condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. Operating results for the three periods and six periods ended September 14, 2008 are not necessarily indicative of results that may be expected for any other future interim period or for the fiscal year ending March 29, 2009. You should read the unaudited condensed consolidated financial statements in conjunction with NCI’s consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 30, 2008.

NETWORK COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
     Recent Accounting Pronouncements
          In May 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for non-governmental entities. SFAS 162 is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Presenting Fairly in Conformity with Generally Accepted Accounting Principles". The Company is assessing the impact of the adoption of SFAS 162 on its financial position, results of operations, or cash flows.
          In April 2008, the FASB issued FASB staff position (“FSP”) FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP FAS 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, “Goodwill and Other Intangible Assets”. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP FAS 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008 and as such, the Company will adopt FSP FAS 142-3 in fiscal year 2010. Early adoption is prohibited. The Company is currently evaluating the impact, if any, that FSP FAS 142-3 will have on its financial position, results of operations, or cashflows.
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
          In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51 (“SFAS 160”). SFAS 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008 and as such, the Company will adopt this standard in fiscal year 2010. Based on its current operations, the Company does not believe that SFAS 160 will have a significant impact on its financial position, results of operations, or cash flows.
          In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R will significantly change the accounting for business combinations in a number of areas including the treatment of contingent consideration, contingencies, acquisition costs, IPR&D and restructuring costs. In addition, under SFAS 141R, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income taxes. SFAS 141R is effective for fiscal years beginning after December 15, 2008 and, as such, the Company will adopt this standard in fiscal year 2010. The provisions are effective for business combinations on or after March 30, 2009.
          In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. This provides entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without being required to apply complex hedge accounting provisions. The provisions of SFAS No. 159 are effective as of the beginning of fiscal years that start after November 15, 2007. The Company adopted SFAS 159 on March 31, 2008 and the adoption did not have any material impact on its financial position, results of operations, or cash flows.

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
          As of March 31, 2008, the Company adopted SFAS No. 157, and the adoption did not have a material impact on the Company’s financial condition, results of operations, or cash flows. The Company is still evaluating the impact of the items deferred by FSP FAS 157-2.
3. Inventories
          Inventories consist of the following:

	September 14, 2008	March 30, 2008
Distribution products and marketing aids for resale	$528,716	$477,763
Production, paper and ink	3,681,333	2,527,987
Work-in-process	925,059	1,181,445

	$5,135,108	$4,187,195

4. Acquisitions
          During the six periods ended September 14, 2008, the Company did not complete any acquisitions. Generally, whenever the Company completes an acquisition, NCI pays a premium over the fair value of the net tangible and identified intangible assets acquired to fulfill the Company’s strategic initiatives and to ensure strategic fit with its current publications. The majority of our transactions are asset based in which the Company acquires the publishing assets associated with the products purchased that fit our predetermined criteria as an expansion of our geographical footprint, addition to market share in certain areas or complementary services to our existing

NETWORK COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
customers. The Company evaluates each asset purchased on an individual basis for fit with our organization based on its historical performance along with our expectations for growth. The strength of each criteria and the expected return on our investment are evaluated in developing the purchase price. The purchase price allocation is aggregated below for small business combinations in accordance with SFAS 141.
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
          During the first and second quarters of the fiscal year ended March 30, 2008, the Company completed the following acquisitions:
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
          On July 31, 2007, the Company acquired the publishing assets of By Design Publishing, a provider of personal marketing products for real estate agents. The product lines acquired allow the Company to provide a broader menu of options for our real estate advertisers. The presentation of intangible assets and goodwill in the table below is consistent with the final price allocation, which was determined in the fourth quarter of fiscal year 2008.
          On August 30, 2007, the Company acquired the publishing assets of DGP Apartment Publications of Louisiana. This acquisition expands the Company’s multi-housing footprint into the state of Louisiana.
          The aggregate purchase price for these acquisitions including transaction costs was $29.8 million. The acquisitions were accounted for using the purchase method and, accordingly, the purchase price was allocated to the assets based on their estimated fair values on the date of acquisition. The aggregate purchase price for these acquisitions was allocated as follows:

	Fair Value at	Weighted-Average
(Dollars in thousands)	Purchase Price	Amortization Period
Tangible assets
Current assets	$266
Fixed assets	543

Total tangible assets	809

Intangible assets
Advertiser lists	9,772	9 years
Distribution network	178	10 years
Amortizable trademarks and trade names	1,043	5 years
Unamortizable trademarks and trade names	1,900	—
Subscribers lists	4	4 years
Non-compete	2,595	5 years
Goodwill	13,803

Total intangible assets	29,295

Liabilities assumed	(317)

Total purchase price	$29,787

NETWORK COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
          Unaudited pro forma results of operations data for the three periods and six periods ended September 9, 2007, as if NCI and the entities described above had been combined as of March 26, 2007, follow. The pro forma results include estimates and assumptions which management believes are reasonable. However, pro forma results do not include any anticipated cost savings or other effects of the planned integration of these entities, and are not necessarily indicative of the results which would have occurred if the business combinations had been in effect on the dates indicated, or which may result in the future.

	Unaudited Pro Forma Results of Operations
	Three Periods Ended	Six Periods Ended
(Dollars in thousands)	September 9, 2007	September 9, 2007
Sales	$56,915	$112,983
Loss before benefit from income taxes	(2,576)	(2,236)
Net loss	$(1,853)	$(1,630)
          On July 29, 2008, the Company paid $1.3 million for earn-outs related to the New England Home acquisition completed on March 28, 2007. The earn-out payment was charged to goodwill. The Company is otherwise satisfied that no material change in value has occurred in these acquisitions or other acquisitions since the acquisition dates. The results of all acquired entities have been included in the Company’s condensed consolidated financial statements since the respective acquisition dates.
5. Comprehensive loss
          Comprehensive loss includes reported net loss, and foreign currency translation adjustments, net of tax. The following table shows our comprehensive loss for the three periods and six periods ended September 14, 2008 and September 9, 2007.

	Three Periods Ended		Six Periods Ended
(Dollars in thousands)	September 14, 2008	September 9, 2007	September 14, 2008	September 9, 2007
Net loss	$(1,117)	$(1,882)	$(2,683)	$(1,742)
Foreign currency translation adjustments, net of tax	(18)	(71)	(21)	83

Comprehensive loss	$(1,135)	$(1,953)	$(2,704)	$(1,659)

6. Income Taxes
          The following table sets forth the income tax benefit and effective tax rate for the three periods and six periods ended September 14, 2008 and September 9, 2007:

	Three Periods Ended		Six Periods Ended
(Dollars in thousands)	September 14, 2008	September 9, 2007	September 14, 2008	September 9, 2007
Income tax benefit	$(618)	$(740)	$(1,284)	$(668)
Effective tax rate	35.6%	28.2%	32.4%	27.7%
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

NETWORK COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
7. Long-term Debt
          Long-term debt consists of the following:

	September 14, 2008	March 30, 2008
10 3/4% Senior Notes, due December 1, 2013	$175,000,000	$175,000,000
New Senior Term loan facility	71,100,703	76,444,312
Senior Subordinated Note	38,433,207	36,446,462

	284,533,910	287,890,774

Less:
Unamortized discount on noncurrent Senior Notes and Senior Subordinated Note	(1,802,035)	(1,965,580)
Current maturities	(766,359)	(5,726,789)

Long-term debt, less current maturities	$281,965,516	$280,198,405

          For a discussion of certain of our debt characteristics, see “Note 12. Long-term Debt” of the Notes to Consolidated Financial Statements section of our annual report on Form 10-K for the fiscal year ended March 30, 2008. Other than the items noted below, there have been no significant developments since March 30, 2008.
New Senior Credit Facility
          On July 20, 2007, the Company entered into a senior secured term loan facility (the “new term loan facility”) for an aggregate principal amount of $76.6 million and a senior secured revolving loan facility (the “new revolving loan facility”) for an amount up to $35.0 million (the new term loan facility together with the new revolving loan facility; the “new credit facility”). The proceeds of the new credit facility were used to repay all amounts outstanding under the Company’s prior credit facility (dated as of November 30, 2005) and fund acquisitions during the Company’s second quarter of fiscal year 2008. In connection with the new credit facility, the Company recorded $0.5 million of deferred charges during the second quarter of fiscal year 2008 for transaction fees and other related debt issuance costs. Additionally, approximately $3.7 million of debt issuance costs associated with the extinguishment of the existing term loan facility were written-off and charged to interest expense during the Company’s second quarter of fiscal year 2008.
          Under the new credit facility, the Company has the option to borrow funds at an interest rate equal to the London Interbank Offered Rate (“LIBOR”) plus a margin or at the lender’s base rate (which approximates the Prime rate) plus a margin. Interest rates under the new term loan facility are base rate plus a margin of 1.50% or LIBOR plus a margin of 2.00%. Interest rates under the new revolving loan facility are base rate plus a margin ranging from 1.50% to 0.75% or LIBOR plus a margin ranging from 2.50% to 1.75%. The applicable margin payable on the new revolving loan facility is subject to adjustments based upon a leverage-based pricing grid. The new credit facility requires the Company to meet maximum leverage ratios and minimum interest coverage ratios and includes a maximum annual capital expenditures limitation. In addition, the new credit facility contains certain restrictive covenants which, among other things, limit our ability to incur additional indebtedness, pay dividends, incur liens, prepay subordinated debt, make loans and investments, merge or consolidate, sell assets, change our business, amend the terms of our subordinated debt and engage in certain other activities customarily restricted in such agreements. It also contains certain customary events of defaults, subject to grace periods, as appropriate. As of September 14, 2008, the Company was in compliance with all debt covenant requirements.
          On June 10, 2008, the Company amended the new revolving loan facility dated July 20, 2007. The amendment adjusted the interest coverage ratios over the term of the new revolving loan facility.
          The Company had $71.1 million outstanding under the new term loan facility with no availability to borrow at September 14, 2008. Also, as of the fiscal quarter end, the Company had no outstanding balance under the new revolving facility with $35.0 million available to borrow,

NETWORK COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
subject to the Company maintaining compliance with the facility covenants. The interest rate at September 14, 2008 for the new revolving loan facility was at a rate of base plus 1.25% and/or LIBOR plus 2.25%. The effective interest rate on the balances outstanding under the new term loan facility was 5.08% at September 14, 2008.
          The final repayment of any outstanding amounts under the new revolving loan facility is due November 30, 2010. The new term loan facility commences amortization in quarterly installments of $0.192 million beginning December 31, 2007 through September 30, 2012. The final settlement of any outstanding amounts under the new term loan facility is due November 30, 2012.
          Under the new credit facility, the Company may obtain additional funding through incremental loan commitments in an amount not to exceed $75 million provided that the Company remains in compliance with its financial covenants on a pro forma basis. As of September 14, 2008, there were no borrowings against the incremental loan facility.
          The new credit facility is collateralized by substantially all of the assets of NCI and its subsidiaries. In addition, NCI’s subsidiaries are joint and several guarantors of the obligations. The new credit facility loan agreements contain certain restrictive provisions which include, but are not limited to, requiring the Company to maintain certain financial ratios and limits upon the Company’s ability to incur additional indebtedness, make certain acquisitions or investments, sell assets or make other restricted payments, including dividends (as defined in the new term loan credit facility).
          The Company’s new credit facility contains a subjective acceleration clause in which certain events of default, as detailed in the new credit facility agreement, will result in acceleration of the call date of the new credit facility. Management reviews these events on a regular basis and believes that the Company currently has no risk associated with these events.
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
          On June 27, 2008, the Company made a payment of approximately $5.0 million under the excess cash flow repayment provision based on the fiscal year ended March 30, 2008 financial results. The payment was included in the current maturities of long-term debt at March 30, 2008. The Company is also required to pay an annual non-utilization fee equal to 0.50% of the unused portion of the new revolving loan facility.
8. Commitments and Contingencies
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
     Other
          The Company is involved in various claims and lawsuits which arise in the normal course of its business. Management does not believe that any of these actions will have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

NETWORK COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
9. Related Party Transactions
          In December 2004, the Company entered into a 10-year advisory agreement with CVC Management LLC (“CVC”) now known as Court Square Capital Partners (“Court Square”), whereby the Company accrues an annual management fee quarterly. The management fee is equal to the greater of $0.21 million or 0.016% of the prior fiscal year consolidated revenue. On July 31, 2006, Court Square Advisor, LLC, was assigned the right to receive any management fees payable by the Company pursuant to an advisory agreement between CVC Management LLC, an affiliate of CVC Fund, and NCI. Under this agreement, the Company paid $0.05 million and $0.11 million for the six periods ended September 14, 2008 and September 9, 2007, respectively. The Company accrued $0.10 million and $0.05 million for management fees as of September 14, 2008 and March 30, 2008, respectively.
          The Company has retained TMG Public Relations (“TMG”) to perform public relations and marketing services on its behalf on a project-by-project basis. TMG is owned by the spouse of Daniel McCarthy, NCI’s Chairman and Chief Executive Officer. The Company made payments to TMG of $0.07 million and $0.26 million during the six periods ended September 14, 2008 and September 9, 2007, respectively. The Company accrued $0.05 million and $0.01 million for services rendered as of September 14, 2008 and March 30, 2008, respectively. We expect to continue to use the services of TMG during the second half of fiscal year 2009.
          Effective July 31, 2007, the Company entered into an agreement with L&S Graphics, which is a digital printing company owned by Brandon Lee, one of the Company’s employees who performs the role of the general manager of By Design. The Company agreed to utilize L&S Graphics for all digitally printed materials related to the “By Design” products. L&S Graphics was later renamed to “Digital Lizard”. Under this agreement, the Company made payments of $0.9 million during the six periods ended September 14, 2008 and accrued for $0.15 million and $0.08 million as of September 14, 2008 and March 30, 2008, respectively.
          Effective July 31, 2007, the Company entered into a lease agreement with MB&K, LLC which is owned by the same company employee noted in the prior paragraph. Under this agreement, the Company made payments of $0.05 million during the six periods ended September 14, 2008 and recorded no accruals as of September 14, 2008 and March 30, 2008, as the Company has met all its financial obligations under this agreement.

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
Overview of Operations
          We are a Georgia corporation that was formed in 1980. The following discussion and analysis is based upon our unaudited interim condensed consolidated financial statements and our review of our business and operations. Furthermore, we believe the discussion and analysis of our financial condition, results of operations, and cash flows as set forth below are not indicative nor should they be relied upon as an indicator of our future performance. The following discussion includes a comparison of our results of operations for the three periods ended September 14, 2008 to the three periods ended September 9, 2007 and the six periods ended September 14, 2008 to the six periods ended September 9, 2007.
          We have 13 four-week reporting periods in each fiscal year. Our fiscal year refers to the 52-53 week accounting year ended on the last Sunday of March of that year. The first, second and third quarters each contain 3 periods, or 12 weeks each, and the fourth quarter contains 4 periods, or 16 weeks. In the 53-week accounting year, the fourth quarter contains 17 weeks.
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

          The following discussion includes a comparison of our results of operations for the three periods ended September 14, 2008 to the three periods ended September 9, 2007 and the six periods ended September 14, 2008 to the six periods ended September 9, 2007.
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
          As of September 14, 2008, we had 954 employees, 470 of which were located at our corporate headquarters and production facility in Lawrenceville, Georgia, a suburb of Atlanta.
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
•	Sales volume of existing homes and months of supply of unsold homes — Indicators for the resale home market remained depressed during the June 2008 to August 2008 timeframe. The annualized rate of sales in August 2008 was 4.9 million units which was down 11% from the August 2007 rate of 5.5 million. The median home price in August 2008 was $203,100, a decrease of 10% from the prior year. The total inventory of unsold existing homes in August 2008 stood at 4.3 million units or 10.4 months of inventory at the current sales pace. Revenues for The Real Estate Book (“TREB”) and Unique Homes (“UH”) brands have been adversely impacted by the challenging market conditions. Revenues for the TREB and UH brands declined by 34% and 28%, respectively, in the current fiscal quarter compared to the prior year. Real estate is a local business and we do benefit from TREB’s geographic diversification, however, all regions of the country are now being adversely impacted by the housing downturn. Although the Pending Homes Sales Index, a forward-looking indicator based on signed contracts, rose 7.4% from July to August, we expect conditions in the resale and new home markets to remain challenging due to credit market conditions and general economic weakness.

•	The market tightness index — The National Multi Housing Council’s (“NMHC”) market tightness index in July 2008 stood at 40, a decrease from 44 in April 2008. A reading above 50 indicates that markets are experiencing higher occupancy rates and higher rental rates. The national vacancy rate for investment grade apartments increased to 6% in the second quarter, its highest reading since 2004. Apartment rents grew by 2.3% compared to the prior year, the lowest change in over three years. The number of completions of new multifamily communities in the quarter was down approximately 17% year-over-year reflecting the challenges in the credit markets that began last year.

•	Interest rates and the growth in consumer debt — Interest rates remain reasonable, however the availability of credit is a major issue for consumers. Ongoing challenges in the credit markets are restricting lenders funding of mortgages and home equity lines of credit. In addition, the continuing decline in home values has reduced the amount of home equity available to fund consumer discretionary spending. We currently operate home design and improvement magazines in 20 regional markets in the United States. We have experienced tightening in advertising expenditures within some of the markets as a result of the general economic slowdown, declining consumer sentiment and a reduction in high end new home developments. Overall, we believe that our Home & Lifestyle titles are less susceptible to fluctuations in discretionary spending because of their focus on the high end of the market, while our home improvement titles provide home service providers with a cost effective advertising vehicle that compares favorably to competing lead generation alternatives.
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
Costs
          Operating expenses include cost of sales; depreciation and amortization; and selling, general and administrative expenses (“SG&A”). Cost of sales include all costs associated with our Georgia production facility, our outsourced printing, which are the costs we pay to third party printers to print books not printed in our Georgia production facility, our field sales operations, field distribution operations and online operations and bad debt expense. SG&A expenses include all corporate departments, corporate headquarters, and the management of the publications.
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
Depreciation and Amortization
          Depreciation costs of computer, equipment and software relate primarily to the depreciation of our computer hardware and software developed for internal use or purchased, as well as property, plant and equipment. The depreciation and amortization of equipment and software associated with production is included in cost of sales. The amounts of depreciation and amortization expense included in cost of sales for the six periods ended September 14, 2008 and September 9, 2007 were $2.4 million and $2.2 million, respectively. Depreciation and amortization expense related to nonproduction equipment and software is included in selling, general and administrative expenses. The amounts of depreciation and amortization expense included in selling, general and administrative expenses for the six periods ended September 14, 2008 and September 9, 2007 were $0.8 million and $0.8 million, respectively. Depreciation for computer, equipment and software as well as property, plant and equipment is calculated on a straight-line basis over the expected useful life of the related asset class. Leasehold improvements and leased assets are amortized over the shorter of their estimated useful lives or lease terms.
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
Income Taxes
          The following table sets forth the income tax benefit and effective tax rate for the three periods and six periods ended September 14, 2008 and September 9, 2007:

	Three Periods Ended		Six Periods Ended
(Dollars in thousands)	September 14, 2008	September 9, 2007	September 14, 2008	September 9, 2007
Income tax benefit	$(618)	$(740)	$(1,284)	$(668)
Effective tax rate	35.6%	28.2%	32.4%	27.7%
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
Results of Operations
          The following table sets forth a summary of our operations and percentages of total revenue for the three and six periods ended September 14, 2008 and September 9, 2007. Our three revenue areas are: (i) resale and new sales; (ii) rental and leasing; and (iii) remodeling and home improvement. The resale and sales area includes TREB, New Home Finder, Unique Homes, Enclave, and By Design. Our rental/leasing area includes Apartment Finder, Mature Living Choices, and Black’s Guide. Our remodeling and home improvement area includes all of our home & design and home improvement publications.

	Three Periods Ended				Six Periods Ended
	September 14, 2008		September 9, 2007		September 14, 2008		September 9, 2007
(Dollars in thousands)	Amount	%	Amount	%	Amount	%	Amount	%
Resale and new sales	$19,980	42.7%	$29,427	52.5%	$42,387	44.5%	$57,759	52.7%
Rental and leasing	19,623	42.0%	18,012	32.2%	38,950	40.9%	34,934	31.9%
Remodeling and home improvement	7,143	15.3%	8,574	15.3%	13,859	14.6%	16,818	15.4%

Total revenue	46,746	100.0%	56,013	100.0%	95,196	100.0%	109,511	100.0%

Costs and expenses:

Cost of sales (including production depreciation and software amortization)	32,686	69.9%	37,577	67.1%	66,583	69.9%	74,102	67.7%
Selling, general and administrative (including non-production depreciation and software amortization)	5,144	11.0%	6,443	11.5%	11,337	11.9%	12,755	11.6%
Amortization of intangibles	3,996	8.6%	3,954	7.1%	8,027	8.5%	7,665	7.0%

Income from operations	$4,920	10.5%	$8,039	14.3%	$9,249	9.7%	$14,989	13.7%

     Three Periods Ended September 14, 2008 Compared to Three Periods Ended September 9, 2007
          Revenue. For the three periods ended September 14, 2008, total revenue was $46.7 million compared to $56.0 million for the three periods ended September 9, 2007. This was a decrease of $9.3 million or 16.6%.
          TREB posted revenue of $14.6 million in the second quarter of fiscal year 2009 compared to $22.0 million during the same period in fiscal year 2008 which was a decrease of $7.4 million, or 33.6%. The decline is primarily attributable to the slowdown in the real estate market. The TREB ID sales channel had revenue of $10.0 million in the second quarter of fiscal year 2009 compared to $14.5 million during the same period of fiscal year 2008, a decrease of $4.5 million or 31.0%. The TREB Direct sales channel had a revenue decrease of $2.9 million or 38.7% from $7.5 million in the second quarter of fiscal year 2008 to $4.6 million during the same period of fiscal year 2009. Unique Homes had revenue of $1.0 million in the second quarter of fiscal year 2009 compared to $1.4 million in the same period of fiscal year 2008, a decrease of $0.4 million or 28.6%. The decrease correlates with the decline in the turnover of luxury home sales. Indicators for the resale home market show the inventory of unsold homes was 10.4 months in August 2008 compared to 10 months in August 2007. The annual sales rate for existing homes has declined from 5.5 million in August 2007 to 4.9 million in August 2008.
          Apartment Finder revenue for the three periods ended September 14, 2008 was $18.5 million compared to $16.4 million during the three periods ended September 9, 2007, an increase of $2.1 million or 12.8%. We have increased ad pages in the majority of our existing markets as we have been able to gain market share. We generated $0.7 million in revenue in the three periods ended September 14, 2008 from fiscal year 2008 acquisitions. Black’s Guide revenue decreased $0.1 million or 11.1% from $0.9 million in the second quarter of fiscal year 2008 to $0.8 million during the same period of fiscal year 2009 due to market pressures.
          Our remodeling and home improvement area produced revenue of $7.1 million in the three periods ended September 14, 2008 compared to $8.6 million during the three periods ended September 9, 2007, a decrease of $1.5 million or 17.4%. Approximately, $0.3 million of the decline was related to the decrease in the number of issues recognized in the current quarter compared to the second quarter of the prior fiscal year. The remainder was related to some softness that we experienced in the Atlanta and New England markets. Our publications in this area include: Kansas City Homes & Gardens, Accent Home & Garden, At Home In Arkansas, Relocating in Las Vegas, New England Home, Relocating in St. Louis, regional Home Improvement magazines, and the Homes & Lifestyles magazines.
          Cost of sales. Cost of sales for the three periods ended September 14, 2008 was $31.5 million, a decrease of $4.9 million, or 13.5%, from $36.4 million during the three periods ended September 9, 2007. Labor expense, which is our largest cost component, was $13.5 million in the three periods ended September 14, 2008 compared to $16.3 million during the three periods ended September 9, 2007, a decrease of $2.8 million, or 17.2%. The total year-over-year non-commission labor expense growth from the acquisitions completed during the second, third and fourth quarters of fiscal year 2008 was $0.2 million. Total commission and bonus expense decreased by $0.6 million or 18.8% from $3.2 million in the second quarter of fiscal year 2008 to $2.6 million during the same period of fiscal year 2009 due to our revenue decline. Paper expense decreased by $0.7 million or 14.6%, from $4.8 million in the three periods ended September 9, 2007 to $4.1 million in the three periods ended September 14, 2008. Our outsource production expense for the current quarter was $1.8 million, a decrease of $0.2 million or 10.0% from the second quarter of fiscal year 2008 expense of $2.0 million. The decrease in outsource production expense is directly attributable to the installation of our new press. The new press has added capacity into our manufacturing environment and allowed us to transition certain magazines back into our Lawrenceville printing facility. Distribution expense decreased in the current fiscal quarter by approximately $0.1 million or 3.6% compared to the same period in the prior year. The expense of our E-business and online operations decreased by $0.3 million or 15.8% from $1.9 million in the second quarter of fiscal year 2008 to $1.6 million in the current quarter. We were able to achieve savings by restructuring our operations while continuing to invest in online distribution.
          Production depreciation and software amortization expense. Production depreciation and amortization expense in the three periods ended September 14, 2008 and September 9, 2007 remained flat at $1.2 million.
          Selling, general and administrative expenses (“SG&A”). SG&A expenses for the three periods ended September 14, 2008 were $4.7 million compared to $6.0 million for the three periods ended September 9, 2007, which was a decrease of $1.3 million or 21.7%. Labor and related expenses in the three periods ended September 14, 2008 was $2.4 million, a decrease of $0.9 million, or 27.3%, from $3.3 million during the same period in fiscal year 2008. The decrease reflects a reduction in headcount. Legal and professional fees decreased $0.6 million or 85.7% in the current quarter from $0.7 million in the second quarter of fiscal year 2008 to $0.1 million in the second quarter of fiscal year 2009.
          Non-production depreciation and software amortization expense. Non-production depreciation and software amortization expense remained flat at $0.4 million in the second quarter of fiscal year 2009 compared to the second quarter of fiscal year 2008.
          Amortization of intangibles. Amortization expense was $4.0 million in the three periods ended September 14, 2008, flat compared to $4.0 million for the three periods ended September 9, 2007.
          Net interest expense. Net interest expense for the three periods ended September 14, 2008 was $6.7 million compared to the net interest expense of $10.6 million during the three periods ended September 9, 2007. The decrease was related to the write-off of $3.7 million of debt issuance costs associated with the extinguishment of our prior term facility in the second quarter of fiscal year 2008.
          Net income. Due to the factors set forth above, we reported a net loss of $1.1 million during the three periods ended September 14, 2008, compared to a net loss of $1.9 million during the three periods ended September 9, 2007.
     Six Periods Ended September 14, 2008 Compared to Six Periods Ended September 9, 2007
          Revenue. For the six periods ended September 14, 2008, total revenue was $95.2 million compared to $109.5 million for the six periods ended September 9, 2007. This was a decrease of $14.3 million or 13.1%.
          TREB posted revenue of $30.5 million in the six periods ended September 14, 2008 compared to $44.7 million during the six periods ended September 9, 2007 which was a decrease of $14.2 million, or 31.8%. The decline is primarily attributable to the slowdown in the real estate market. The TREB ID sales channel had revenue of $20.9 million in the six periods ended September 14, 2008 compared to $29.4 million during the six periods ended September 9, 2007, a decrease of $8.5 million or 28.9%. The TREB Direct sales channel had a revenue decrease of $5.7 million or 37.3% from $15.3 million in the six periods ended September 9, 2007 to $9.6 million during the six periods ended September 14, 2008. Unique Homes had revenue of $2.8 million in the six periods ended September 14, 2008 compared to $3.5 million in the six periods ended September 9, 2007, a decrease of $0.7 million or 20.0%. The decrease correlates with the decline in the turnover of luxury home sales. Indicators for the resale home market show the inventory of unsold homes was 10.4 months in August 2008 compared to 10 months in August 2007. The annual sales rate for existing homes has declined from 5.5 million in August 2007 to 4.9 million in August 2008.
          Apartment Finder revenue for the six periods ended September 14, 2008 was $36.6 million compared to $31.8 million during the six periods ended September 9, 2007, an increase of $4.8 million or 15.1%. We have increased ad pages in the majority of our existing markets as we have been able to gain market share. We generated $1.7 million in revenue in the six periods ended September 14, 2008 from fiscal year 2008 acquisitions. Black’s Guide revenue decreased $0.2 million or 11.8% from $1.7 million in the six periods ended September 9, 2007 to $1.5 million during the six periods ended September 14, 2008 due to market pressures.
          Our remodeling and home improvement area produced revenue of $13.9 million in the six periods ended September 14, 2008 compared to $16.8 million during the six periods ended September 9, 2007, a decrease of $2.9 million or 17.3%. Approximately, $0.3 million of the decline was related to the decrease in the number of issues recognized in the first and second quarters of fiscal year 2009 compared to the same period of the prior fiscal year. The remainder was related to some softness that we experienced in the Atlanta and New England markets. Our publications in this area include: Kansas City Homes & Gardens, Accent Home & Garden, At Home In Arkansas, Relocating in Las Vegas, New England Home, Relocating in St. Louis, regional Home Improvement magazines, and the Homes & Lifestyles magazines.

          Cost of sales. Cost of sales for the six periods ended September 14, 2008 was $64.2 million, a decrease of $7.7 million, or 10.7%, from $71.9 million during the six periods ended September 9, 2007. Labor expense, which is our largest cost component, was $27.6 million in the six periods ended September 14, 2008 compared to $32.0 million during the six periods ended September 9, 2007, a decrease of $4.4 million, or 13.8%. The total year-over-year non-commission labor expense growth from fiscal year 2008 acquisitions was $0.6 million. Total commission and bonus expense decreased by $0.8 million or 12.7% from $6.3 million in the six periods ended September 9, 2007 to $5.5 million during the same period six periods ended September 14, 2008 due to our revenue decline. Paper expense decreased by $1.3 million or 13.5%, from $9.6 million in the six periods ended September 9, 2007 to $8.3 million in the six periods ended September 14, 2008. Our outsource production expense for the six periods ended September 14, 2008 was $3.8 million, an increase of $0.1 million or 2.7% from the six periods ended September 9, 2007 expense of $3.7 million. Distribution expense decreased in the first and second fiscal quarters by approximately $0.4 million or 6.8% compared to the same period in the prior year. The expense of our E-business and online operations decreased by $0.4 million or 11.1% from $3.6 million in the first and second quarters of fiscal year 2008 to $3.2 million in the same period of fiscal year 2009.
          Production depreciation and software amortization expense. Production depreciation and amortization expense in the six periods ended September 14, 2008 was $2.4 million. This was an increase of $0.2 million, or 9.1%, compared to $2.2 million for the six periods ended September 9, 2007. The increase was the result of equipment and software purchased during the last two quarters of fiscal year 2008 and the first and second quarters of fiscal year 2009.
          Selling, general and administrative expenses (“SG&A”). SG&A expenses for the six periods ended September 14, 2008 were $10.5 million compared to $12.0 million for the six periods ended September 9, 2007, which was a decrease of $1.5 million or 12.5%. Labor and related expenses in the six periods ended September 14, 2008 was $5.4 million, a decrease of $1.2 million, or 18.2%, from $6.6 million during the same period in fiscal year 2008. The decrease reflects a reduction in headcount. Legal and professional fees decreased $0.8 million or 61.5% from $1.3 million in the six periods ended September 9, 2007 to $0.5 million in the six periods ended September 14, 2008.
          Non-production depreciation and software amortization expense. Non-production depreciation and software amortization expense remained flat at $0.8 million in the six periods ended September 14, 2008 compared to the six periods ended September 9, 2007.
          Amortization of intangibles. Amortization expense was $8.0 million in the six periods ended September 14, 2008, compared to $7.7 million for the six periods ended September 9, 2007, an increase of $0.3 million or 3.9%. The increase in amortization expense was related to the amortizable intangible assets of $14.2 million acquired in connection with our acquisitions completed during the last twelve periods of fiscal year 2008.
          Net interest expense. Net interest expense for the six periods ended September 14, 2008 was $13.3 million compared to the net interest expense of $17.4 million during the six periods ended September 9, 2007. The decrease was related to the write-off of $3.7 million of debt issuance costs associated with the extinguishment of our prior term facility in the second quarter of fiscal year 2008.
          Net income. Due to the factors set forth above, we reported a net loss of $2.7 million during the six periods ended September 14, 2008, compared to a net loss of $1.7 million during the six periods ended September 9, 2007.
Liquidity and Capital Resources
          Historically, our primary source of liquidity has been cash flow from operations. We also have the ability to incur indebtedness under our senior secured revolving loan facility.
          At September 14, 2008, our cash on hand was $5.5 million compared to $6.3 million at September 9, 2007.

          The following table summarizes our net decrease in cash and cash equivalents:

	Six Periods Ended
(Dollars in thousands)	September 14, 2008	September 9, 2007
Net cash provided by operating activities	$8,491	$10,330
Net cash used in investing activities	(4,186)	(32,720)
Net cash (used in) provided by financing activities	(5,568)	19,381

Net decrease in cash	(1,263)	(3,009)
Cash at beginning of fiscal year	6,716	9,338

Cash at end of period	$5,453	$6,329

          Our net cash provided by operating activities in the six periods ended September 14, 2008 decreased by $1.8 million compared to the same period ended September 9, 2007. The decrease was primarily due to the decline in our operating income.
          During the six periods ended September 14, 2008, net cash used in investing activities was $4.2 million, consisting of $2.9 million for the purchase of property, equipment and software, and $1.3 million for earn-out payments related to acquisitions completed in fiscal year 2008. During the six periods ended September 9, 2007, net cash used in investing activities was $32.7 million, consisting of $2.6 million for the purchase of property, equipment and software and $30.1 million for acquisitions consummated during the first and second quarters of fiscal year 2008.
          For the six periods ended September 14, 2008, the net cash used in financing activities was $5.6 million versus a source of $19.4 million for the six periods ended September 9, 2007. The cash used in the six periods ended September 14, 2008 was mainly related to the payment made on our new term loan facility under the excess cash flow repayment provision based on the fiscal year ended March 30, 2008 results. The cash provided during the six periods ended September 9, 2007 was principally due to proceeds obtained through our new senior credit facility entered into on July 20, 2007.
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
          New senior credit facility. On July 20, 2007, we entered into a senior secured term loan facility (the “new term loan facility”) for an aggregate principal amount of $76.6 million and a senior secured revolving loan facility (the “new revolving loan facility”) for an amount up to $35.0 million (the new term loan facility together with the new revolving loan facility, the “new credit facility”). The proceeds of the new loan were used to repay all amounts outstanding under the existing credit facility (dated as of November 30, 2005) and fund acquisitions during the Company’s second quarter of fiscal year 2008. On June 10, 2008 we entered into an amendment of the new revolving loan facility. The amendment adjusts the interest coverage ratios over the term of the new revolving loan facility. Refer to the Company’s 8-K filed with SEC on June 25, 2008 for more details.

          Our new term loan facility matures in November 2012. Additionally, we have the ability to obtain up to $75.0 million under our incremental term loan subject to compliance with our affirmative and negative covenants. Borrowings are also available under our new revolving loan facility maturing in November 2010.
          Borrowings under our new credit facility bear interest, at our option, at either adjusted LIBOR plus an applicable margin or the alternate base rate plus an applicable margin. The applicable margin with respect to borrowings under our new revolving loan facility is subject to adjustments based upon a leverage-based pricing grid. Our senior secured revolving credit facility requires us to meet maximum leverage ratios and minimum interest coverage ratios and includes a maximum annual capital expenditures limitation. In addition, the new senior secured revolving credit facility contains certain restrictive covenants which, among other things, limit our ability to incur additional indebtedness, pay dividends, incur liens, prepay subordinated debt, make loans and investments, merge or consolidate, sell assets, change our business, amend the terms of our subordinated debt and engage in certain other activities customarily restricted in such agreements. It also contains certain customary events of defaults, subject to grace periods, as appropriate. As of September 14, 2008, the Company was in compliance with all debt covenant requirements. In addition to providing fixed principal payment schedules for the new credit facility, the loan agreement also includes an excess cash flow repayment provision that requires repayment of principal based on the Company’s leverage ratio, EBITDA, working capital, debt service and tax payments. The excess cash flow amount is calculated and paid annually with the repayment of principal allocated on a pro rata basis to the term and revolving loans. On June 27, 2008, the Company has paid approximately $5.0 million under the excess cash flow repayment provision based on the fiscal year ended March 30, 2008 financial results. Accordingly, the amount has been included in current maturities of long-term debt at March 30, 2008. The Company is also required to pay an annual non-utilization fee equal to 0.50% of the unused portion of the revolving credit facility.
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
Principles of Consolidation and Fiscal Year End
          We and our consolidated entities report on a 52-53 week accounting year. The condensed consolidated financial statements included elsewhere in this report include our financial statements and our wholly-owned subsidiaries for the three periods and six periods ended September 14, 2008 and September 9, 2007, respectively and the year ended March 30, 2008. All significant intercompany balances and transactions have been eliminated in consolidation.

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
     Goodwill
          As disclosed in our annual report on Form 10-K for the fiscal year ended March 30, 2008 filed on June 19, 2008, we perform an annual impairment review, or more frequent if events and circumstances indicate an impairment might have occurred, of goodwill and other intangible assets not subject to amortization at the end of each fiscal year in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and other Intangible Assets” (“SFAS No. 142”). Under SFAS No. 142, the impairment review of goodwill and other intangible assets not subject to amortization should be based on estimated fair values. The valuation of intangible assets requires assumptions and estimates of many critical factors, including revenue and market growth, operating cash flows, market multiples, and discount rates. An impairment loss would generally be recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit. The estimated fair value of a reporting unit is determined using various valuation techniques.

          While we have experienced continued declines in our consolidated operating income during the second quarter of fiscal year 2009, particularly in our publishing reporting unit, we were not required to perform a review for impairments under SFAS No. 142, and as result, we have not recognized any impairment of goodwill in the periods presented. However, adverse changes in expected operating results or income and/or unfavorable changes in other economic factors used to estimate fair values could result in a requirement to perform an impairment review of goodwill and other intangible assets not subject to amortization under SFAS No. 142, which may result in a non-cash impairment charge in the future under SFAS No. 142.
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
     Recent Accounting Pronouncements
          In May 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for non-governmental entities. SFAS 162 is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Presenting Fairly in Conformity with Generally Accepted Accounting Principles”. We are assessing the impact of the adoption of SFAS 162 on our financial position, results of operations, and cash flows.
          In April 2008, the FASB issued FASB staff position (“FSP”) FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP FAS 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, “Goodwill and Other Intangible Assets”. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP FAS 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008, and as such, we will adopt FSP FAS 142-3 in fiscal year 2010. Early adoption is prohibited. We are currently evaluating the impact, if any, that FSP FAS 142-3 will have on our financial position, results of operations, or cashflows.
          In March 2008, FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”), which amends the disclosure requirements of SFAS 133. SFAS 161 provides an enhanced understanding about how and why derivative instruments are used, how they are accounted for and their effect on an entity’s financial position, performance and cash flows. SFAS 161, which is effective for the first interim period beginning after November 15, 2008, will require additional disclosure in future filings. We will adopt this standard in the third quarter of fiscal year 2009 and believe that, based on our current operations, there will be no material impact on our financial position, results of operations, or cash flows.
          In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51 (“SFAS 160”). SFAS 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008 and as such, we will adopt this standard in fiscal year 2010. Based on our current operations, we do not believe that SFAS 160 will have a significant impact on our financial position, results of operations, or cash flows.
          In December 2007, the FASB issued SFAS No. 141(revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R will significantly change the accounting for business combinations in a number of areas including the treatment of contingent consideration, contingencies, acquisition costs, IPR&D and restructuring costs. In addition, under SFAS 141R, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income taxes. SFAS 141R is effective for fiscal years beginning after December 15, 2008 and, as such, we will adopt this standard in fiscal year 2010. The provisions are effective for business combinations on or after March 30, 2009.
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
          As of March 31, 2008, we adopted SFAS No. 157 and the adoption did not have a material impact on our financial condition, results of operations or cash flows. We are still evaluating the impact of the items deferred by FSP FAS 157-2.

Off-Balance Sheet Arrangements
          At September 14, 2008, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Contractual Obligations
          For a discussion of our contractual obligations, see the “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Contractual Obligations” section in our fiscal year 2008 Form 10-K. There have been no material developments with respect to contractual obligations since March 30, 2008.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
          For a discussion of certain of the market risks to which we are exposed, see the “Quantitative and Qualitative Disclosures About Market Risk” section in our fiscal year 2008 Form 10-K.
Item 4. Controls and Procedures
          As of the end of the second quarter ended September 14, 2008, our management performed an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934 (the Exchange Act)). Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and include, without limitation, controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, and due to the material weaknesses in internal control over financial reporting discussed below, our disclosure controls and procedures were not effective as of September 14, 2008.
          Our management assessed the effectiveness of our internal control over financial reporting, as defined in Securities Exchange Commission Act Rule 13a-15(f) as of September 14, 2008 and this assessment identified the following material weaknesses in our internal control over financial reporting:
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
               Since the discovery of the material weaknesses in internal controls described above, management is strengthening the Company’s internal controls over financial reporting and is taking various actions to improve our internal controls including, but not limited to the following:
1.	Remediation efforts were made to ensure notification of IT upon the departure of employees for purposes of terminating their network access. The Company is currently reviewing the access eligibility of the current users of its network. Testing of these remediation efforts is pending.

2.	Remediation efforts were made to ensure consistent storage of backup tapes offsite as we signed on 10/1/2008 an agreement with a third party data management company to transport the backup tapes to an offsite location on a daily basis. Testing of these remediation efforts is pending.
3.	Remediation efforts were made to ensure adequate controls over key spreadsheets by implementing review and password protection on the spreadsheets and formulas and maintaining historic data in a read only access as well as a formal review process. Testing of these remediation efforts is pending.

Other than the items noted above, there was no change in our internal control over financial reporting that occurred during our fiscal quarter ended September 14, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
          For a discussion of risk factors, see “Item 1A. — Risk Factors” section in our fiscal year 2008 Form 10-K. There have been no material changes from the risk factors previously disclosed in the Form 10-K filed on June 19, 2008.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
          None.
Item 3. Defaults upon Senior Securities
          None.
Item 4. Submission of Matters to a Vote of Security Holders
          None.
Item 5. Other Information
          There were no disclosures of any information required to be filed on Form 8-K during the second quarter of fiscal year 2009 that were not filed.
Item 6. Exhibits
          See the separate Exhibits index attached hereto and hereby incorporated herein.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Network Communications, Inc.

Date: October 24, 2008	By:	/s/ Daniel R. McCarthy Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: October 24, 2008	By:	/s/ Gerard P. Parker

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