Form 10-Q
period 2008-12-07
Network Communications, Inc.
filed 2009-01-26
CIK 1364727

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: December 7, 2008
Commission file number 333-134701

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
     Yes ☐     No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at December 7, 2008
Common Stock, $0.001 par value per share	100 shares

PART I — FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
NETWORK COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	December 7, 2008	March 30, 2008
ASSETS

Current assets
Cash and cash equivalents	$3,384,391	$6,715,837
Accounts receivable, net of allowance for doubtful accounts of $4,191,636 and $2,793,357, respectively	19,483,734	21,361,396
Inventories	4,134,411	4,187,195
Prepaid expenses and deferred charges	2,013,289	3,599,615
Deferred tax assets	1,715,121	1,072,699
Income tax receivable	180,639	941,453
Other current assets	63,072	45,012

Total current assets	30,974,657	37,923,207

Property, equipment and computer software, net	23,701,238	24,317,414
Goodwill	222,434,470	306,518,991
Deferred financing costs, net	6,410,384	7,425,819
Intangible assets, net	133,409,859	145,421,474
Other assets	426,396	307,408

Total noncurrent assets	386,382,347	483,991,106

Total assets	$417,357,004	$521,914,313

LIABILITIES AND STOCKHOLDER’S EQUITY

Current liabilities
Accounts payable	$8,793,420	$7,005,184
Accrued compensation and related taxes	2,618,709	2,377,632
Customer deposits	1,179,689	1,317,031
Unearned revenue	2,225,868	9,664,249
Accrued interest	817,710	6,747,765
Other current liabilities	653,148	1,215,707
Current maturities of long-term debt	766,359	5,726,789
Current maturities of capital lease obligations	284,942	386,404

Total current liabilities	17,339,845	34,440,761
Long-term debt, less current maturities	286,893,421	280,198,405
Capital lease obligations, less current maturities	195,868	317,778
Deferred tax liabilities	28,483,834	38,680,999
Other long-term liabilities	—	230,000

Total liabilities	332,912,968	353,867,943

Commitments and contingencies (Note 9)
Stockholder’s Equity
Common stock, $0.001 par value; 100 shares authorized, issued and outstanding	—	—
Additional paid-in capital (including warrants of $533,583 at December 7, 2008 and March 30, 2008)	194,579,776	194,579,776
Accumulated deficit	(109,973,165)	(26,520,887)
Accumulated other comprehensive loss, net of tax	(162,575)	(12,519)

Total stockholder’s equity	84,444,036	168,046,370

Total liabilities and stockholder’s equity	$417,357,004	$521,914,313

See the accompanying notes to condensed consolidated financial statements.

NETWORK COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Periods Ended
	December 7, 2008	December 2, 2007
Sales	$43,476,382	$54,454,838
Cost of sales (exclusive of production depreciation and software amortization expense shown separately below)	30,270,543	35,121,576
Production depreciation and software amortization	1,198,280	1,257,471

Gross profit	12,007,559	18,075,791
Selling, general and administrative expenses	4,704,072	5,570,229
Nonproduction depreciation and software amortization	421,017	441,816
Amortization of intangibles	3,984,276	4,195,551
Impairment loss	85,352,000	—

Operating (loss) income	(82,453,806)	7,868,195

Other income (expense)
Interest and dividend income	59,592	94,409
Interest expense	(6,811,533)	(7,191,964)
Other income (expense)	22,890	(20,434)

Total other expense	(6,729,051)	(7,117,989)

(Loss) income before (benefit) expense from income taxes	(89,182,857)	750,206
Income tax (benefit) expense	(8,413,650)	181,728

Net (loss) income	$(80,769,207)	$568,478

See the accompanying notes to condensed consolidated financial statements.

NETWORK COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Nine Periods Ended
	December 7, 2008	December 2, 2007
Sales	$138,672,873	$163,965,722
Cost of sales (exclusive of production depreciation and software amortization expense shown separately below)	94,478,853	107,026,607
Production depreciation and software amortization	3,572,914	3,454,971

Gross profit	40,621,106	53,484,144
Selling, general and administrative expenses	15,206,813	17,553,001
Nonproduction depreciation and software amortization	1,255,348	1,213,909
Amortization of intangibles	12,011,616	11,860,211
Impairment loss	85,352,000	—

Operating (loss) income	(73,204,671)	22,857,023

Other income (expense)
Interest and dividend income	147,602	293,341
Interest expense	(20,180,802)	(24,772,625)
Other income (expense)	87,707	(37,564)

Total other expense	(19,945,493)	(24,516,848)

Loss before benefit from income taxes	(93,150,164)	(1,659,825)
Income tax benefit	(9,697,886)	(486,245)

Net loss	$(83,452,278)	(1,173,580)

See the accompanying notes to condensed consolidated financial statements.

NETWORK COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY (UNAUDITED)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss, net of tax	Total
Balance at March 30, 2008	100	$—	$194,579,776	$(26,520,887)	$(12,519)	$168,046,370

Comprehensive loss:
Net loss	—	—	—	(83,452,278)	—	(83,452,278)
Foreign currency translation adjustments, net of tax	—	—	—	—	(150,056)	(150,056)

Comprehensive loss						(83,602,334)

Balance at December 7, 2008	100	$—	$194,579,776	$(109,973,165)	$(162,575)	$84,444,036

See the accompanying notes to condensed consolidated financial statements.

NETWORK COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Periods Ended
	December 7, 2008	December 2, 2007
Cash flows from operating activities
Net loss	$(83,452,278)	$(1,173,580)
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred income taxes	(10,839,587)	(5,123,305)
Depreciation and amortization	18,100,632	21,690,283
Impairment loss	85,352,000	—
Other noncash adjustments	3,024,538	2,759,819
Changes in operating assets and liabilities, net of acquired businesses	(8,062,843)	(10,432,266)

Net cash provided by operating activities	4,122,462	7,720,951

Cash flows from investing activities
Purchase of property, equipment and computer software	(4,259,898)	(3,876,015)
Proceeds from the sale of assets	2,250	5,352
Payments for businesses acquired, net of cash	(1,336,499)	(31,643,145)

Net cash used in investing activities	(5,594,147)	(35,513,808)

Cash flows from financing activities
Proceeds from revolving facility	4,000,000	21,500,000
Payments on revolving facility	—	(25,000,000)
Proceeds from term loan facility	—	30,000,000
Payments on term loan facility	(5,535,200)	(2,864,098)
Payments on capital leases	(324,561)	(393,942)
Payment of debt issuance costs	—	(518,232)

Net cash (used in) provided by financing activities	(1,859,761)	22,723,728

Net decrease in cash	(3,331,446)	(5,069,129)
Cash at beginning of fiscal year	6,715,837	9,338,083

Cash at end of period	$3,384,391	$4,268,954

Supplemental disclosure
Payments for businesses acquired:
Fair value of assets acquired	$—	$31,672,711
Less liabilities assumed	—	317,156

Total purchase price	—	31,355,555
Deferred purchase price	1,336,499	287,590

Cash paid for acquired businesses	$1,336,499	$31,643,145

Noncash investing and financing activities
Assets acquired through capital lease	$101,189	$463,003
See the accompanying notes to condensed consolidated financial statements.

NETWORK COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1. Organization and Basis of Presentation
     Network Communications, Inc. (“NCI’’), and its wholly-owned subsidiaries, NCID, LLC and other entities and Network Publications Canada, Inc. (“NCI-Canada’’) (collectively “the Company’’) has its principal management, administrative and production facilities in Lawrenceville, GA. The Company is a publisher, producing The Real Estate Book (“TREB”), which is distributed in over 400 markets, the District of Columbia, Puerto Rico, Virgin Islands, and Canada. It also produces the Apartment Finder, New Home Finder, Mature Living Choices, Unique Homes Magazine, Enclave Magazine, Black’s Guide, Kansas City Homes and Gardens, New England Home, Home by Design, Homes and Lifestyles magazines, regional home improvement magazines, and other publications. The Company also provides its customers the opportunity to purchase related marketing services, such as custom publishing and direct mail marketing. Revenue is primarily generated from advertising displayed in the Company’s print publications and online versions of such publications. The combined online and print distribution provide a unique advantage in reaching real estate and home design consumers. Advertisers may also purchase enhanced print or online listings for an additional fee. Each market is operated either by an Independent Distributor (“ID”) assigned a particular market or by the Company. NCI is a wholly-owned subsidiary of Gallarus Media Holdings, Inc. (“GMH’’), and effective January 7, 2005, a wholly-owned subsidiary of our ultimate parent, GMH Holding Company (“GMHC’’). On January 7, 2005, the majority of GMHC stock was acquired by Citigroup Venture Capital Equity Partners, L.P. and its affiliated funds (“CVC Fund”). As a result of their stock acquisition of GMHC, CVC Fund owns approximately 89% of GMHC’s outstanding capital stock. By virtue of their stock ownership, CVC Fund has significant influence over our management and will be able to determine the outcome of all matters required to be submitted to the stockholders for approval. CVC subsequently spun off from its former owner, Citigroup, and the new entity was renamed Court Square Capital Partners (“Court Square”).
2. Summary of Significant Accounting Policies
  Basis of Presentation
     The accompanying financial statements represent the condensed consolidated statements of the Company and its wholly owned subsidiaries. The Company and its consolidated entities report on a 52-53 week accounting year which includes 13 four-week periods. Fiscal quarters 1, 2 and 3 each include 12 weeks; fiscal quarter 4 includes 16 weeks or 17 weeks. The condensed consolidated financial statements include the financial statements of the Company for the three periods and nine periods ended December 7, 2008 and the three periods and nine periods ended December 2, 2007. All significant intercompany balances and transactions have been eliminated in consolidation.
     The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.
     The accompanying interim condensed consolidated financial statements for the three periods and nine periods ended December 7, 2008 and December 2, 2007 are unaudited. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America for financial information have been condensed or omitted pursuant to the rules and regulations of Article 10 of SEC Regulation S-X. In the opinion of management, these condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. Operating results for the three periods and nine periods ended December 7, 2008 are not necessarily indicative of results that may be expected for any other future interim period or for the fiscal year ending March 29, 2009. You should read the unaudited condensed consolidated financial statements in conjunction with NCI’s consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 30, 2008 filed with the SEC on June 19, 2008.

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
     In April 2008, the FASB issued FASB staff position (“FSP”) FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP FAS 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, “Goodwill and Other Intangible Assets”. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP FAS 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008 and as such, the Company will adopt FSP FAS 142-3 in the first quarter of fiscal year 2010. Early adoption is prohibited. The Company is currently evaluating the impact, if any, that FSP FAS 142-3 will have on its financial position, results of operations, or cash flows.
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”), which amends the disclosure requirements of SFAS 133. SFAS 161 provides an enhanced understanding about how and why derivative instruments are used, how they are accounted for and their effect on an entity’s financial position, performance and cash flows. SFAS 161, which is effective for the first interim period beginning after November 15, 2008, will require additional disclosure in future filings. The Company will adopt this standard in the fourth quarter of fiscal year 2009 and believes that, based on its current operations, there will be no material impact on the Company’s consolidated financial position, results of operations, or cash flows.
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51 (“SFAS 160”). SFAS 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008 and as such, the Company will adopt this standard in the first quarter of fiscal year 2010. Based on its current operations, the Company does not believe that SFAS 160 will have a significant impact on its financial position, results of operations, or cash flows.
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R will significantly change the accounting for business combinations in a number of areas including the treatment of contingent consideration, contingencies, acquisition costs, IPR&D and restructuring costs. In addition, under SFAS 141R, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income taxes. SFAS 141R is effective for fiscal years beginning after December 15, 2008 and, as such, the Company will adopt this standard in the first quarter of fiscal year 2010. The provisions are effective for the Company for business combinations on or after March 30, 2009.
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
     In February 2008, the FASB issued FSP FAS 157-2, which delays the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years, for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company will adopt FSP FAS 157-2 in the first quarter of fiscal year 2010.
     As of March 31, 2008, the Company adopted SFAS No. 157, and the adoption did not have a material impact on the Company’s financial condition, results of operations, or cash flows. The Company is still evaluating the impact of the items deferred by FSP FAS 157-2.
3. Inventories
     Inventories consist of the following:

	December 7, 2008	March 30, 2008
Distribution products and marketing aids for resale	$414,801	$477,763
Production, paper and ink	3,153,084	2,527,987
Work-in-process	566,526	1,181,445

Total	$4,134,411	$4,187,195

4. Acquisitions
     During the nine periods ended December 7, 2008, the Company did not complete any acquisitions. Generally, whenever an acquisition is completed, the Company pays a premium over the fair value of the net tangible and identified intangible assets acquired to fulfill the Company’s strategic initiatives and to ensure strategic fit with its current publications. The majority of the Company’s transactions are asset based in which the Company acquires the publishing assets associated with the products purchased that fit our predetermined criteria as an expansion of our geographical footprint, addition to market share in certain areas or complementary services to our

NETWORK COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
existing customers. The Company evaluates each asset purchased on an individual basis for fit with our organization based on its historical performance along with our expectations for growth. The strength of each criteria and the expected return on our investment are evaluated in developing the purchase price. The purchase price allocation is aggregated below for small business combinations in accordance with SFAS 141.
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
     During the nine periods ended December 2, 2007, the Company completed the following acquisitions:
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
     The aggregate purchase price for these acquisitions including transaction costs was $31.4 million. The acquisitions were accounted for using the purchase method and, accordingly, the purchase price was allocated to the assets based on their estimated fair values on the date of acquisition. The aggregate purchase price for these acquisitions was allocated as follows:

	Fair Value at	Weighted-Average
(Dollars in thousands)	Purchase Price	Amortization Period
Tangible assets
Current assets	$266
Fixed assets	558

Total tangible assets	824

Intangible assets
Advertiser lists	10,657	9 years
Distribution network	286	10 years
Amortizable trademarks and trade names	1,157	5 years
Unamortizable trademarks and trade names	1,900	—
Subscribers lists	4	4 years
Non-compete	2,640	3 years
Goodwill	14,205

Total intangible assets	30,849

Liabilities assumed	(317)
Total purchase price	$31,356

NETWORK COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
     Unaudited pro forma results of operations data for the three periods and nine periods ended December 2, 2007, as if NCI and the entities described above had been combined as of March 26, 2007, follow. The pro forma results include estimates and assumptions which management believes are reasonable. However, pro forma results do not include any anticipated cost savings or other effects of the planned integration of these entities, and are not necessarily indicative of the results which would have occurred if the business combinations had been in effect on the dates indicated, or which may result in the future.

	Unaudited Pro Forma Results of Operations
	Three Periods Ended	Nine Periods Ended
(Dollars in thousands)	December 2, 2007	December 2, 2007
Sales	$54,583	$167,950
Income (loss) before expense (benefit) from income taxes	768	(1,414)
Net income (loss)	$580	$(1,016)
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
5. Goodwill
     In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and other Intangible Assets” (“SFAS No. 142”), goodwill and other intangible assets with indefinite lives are no longer amortized. Instead, a review for impairment is performed at least annually or more frequently if events and circumstances indicate impairment might have occurred. Intangible assets with indefinite lives are tested by comparing the fair value of the asset to its carrying value. If the carrying value of the asset exceeds its fair value, impairment is recognized. Goodwill is tested at the reporting unit level using a two-step process. The first step is a screen for potential impairment. In this process, the fair value of a reporting unit is compared to its carrying value.  If the fair value of a reporting unit exceeds the carrying value of the net assets assigned to a reporting unit, goodwill is considered not impaired and no further testing is required.  If the carrying value of the net assets assigned to a reporting unit exceeds the fair value of a reporting unit, the second step of the impairment test is performed in order to determine the implied fair value of a reporting unit’s goodwill and determine the amount of the impairment of goodwill.  Determining the implied fair value of goodwill requires valuation of a reporting unit’s tangible and intangible assets and liabilities in a manner similar to the allocation of purchase price in a business combination.  If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, goodwill is deemed impaired and is written down to the extent of the difference.
     SFAS 142 requires that the impairment review of goodwill and other intangible assets not subject to amortization be based on estimated fair values. The Company utilizes the discounted cash flow approach to estimate the fair value of its reporting units and its indefinite lived intangible assets. The discounted cash flow approach requires assumptions and estimates of many critical factors, including revenue and market growth, operating cash flows, market multiples, and discount rates.
          As a result of continued declines in the Company’s consolidated operating income during the first, second and third quarters of fiscal year 2009 in the Company’s only reportable segment, the publishing segment, in addition to the current fair market value of its outstanding debt, the Company determined that it had a triggering event under SFAS 142 and performed, as of December 7, 2008, an assessment of goodwill for impairment on all of the Company’s reporting units using the discounted cash flow approach. The discounted cash flow approach is the same approach used in the prior fiscal year. The discount rate was adjusted from 11.7% in the analysis performed in the prior fiscal year to 12.5% in the current year analysis. These assumptions are based on the current economic environment and credit market conditions. The Company’s reporting units are the Resale and New Sales unit, the Rental and Leasing unit and the Remodeling and Home Improvement unit.

NETWORK COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Based on the results of the Company’s assessment of goodwill for impairment, it was determined that the carrying values of the Resale and New Sales unit and the Remodeling and Home Improvement unit exceeded their estimated fair value.  Therefore, the Company initiated the second step of the impairment test to determine the implied fair value of goodwill. The Company determined that the carrying value of the Rental and Leasing unit did not exceed its estimated fair value. As a result, no further testing is required and no impairment of goodwill is identified for the Rental and Leasing unit. As of December 7, 2008, the carrying amounts of goodwill associated with the Resale and New Sales unit, the Rental and Leasing unit and the Remodeling and Home Improvement unit were $194.6 million, $94.5 million and $18.7 million, respectively. The second step has not yet been completed and as a result, the Company has recorded an estimated noncash impairment charge based on a preliminary assessment in the amount of $85.4 million in the Company’s statements of operations for the three periods and nine periods ended December 7, 2008. The amounts of the estimated recorded impairment charges for the Resale and New Sales unit and the Remodeling and Home Improvement unit were $74.0 million and $11.4 million, respectively. The second step of the analysis is expected to be completed in the fourth quarter of fiscal year 2009. The recorded impairment charge is an estimate based on a preliminary assessment and may significantly differ from the actual impairment once the second step of the analysis is completed. As a result, the Company may be required to record an additional impairment charge in its statements of operations in the fourth quarter of fiscal year 2009. The impairment loss relates primarily to the deteriorating global economic conditions and the downturn in the resale and new home markets. A change in the economic conditions or other circumstances influencing the estimate of future cash flows or fair value could result in future impairment charges of goodwill or intangible assets with indefinite lives.
As of December 7, 2008, the Company had one intangible asset with an indefinite life. The Company determined that this asset which is a trademark had no impairment as of December 7, 2008.
     The total amount of goodwill as of December 7, 2008 was $222.4 million.

(Dollars in thousands)
Balance, March 30, 2008	$306,519
Additions	1,267
Impairment loss	(85,352)

Balance, December 7, 2008	$222,434

6. Comprehensive (loss) income
     Comprehensive (loss) income includes reported net (loss) income, and foreign currency translation adjustments, net of tax. The following table shows NCI’s comprehensive (loss) income for the three periods and nine periods ended December 7, 2008 and December 2, 2007:

	Three Periods Ended		Nine Periods Ended
(Dollars in thousands)	December 7, 2008	December 2, 2007	December 7, 2008	December 2, 2007
Net (loss) income	$(80,769)	$568	$(83,452)	$(1,174)
Foreign currency translation adjustments, net of tax	(129)	29	(150)	113

Comprehensive (loss) income	$(80,898)	$597	$(83,602)	$(1,061)

7. Income Taxes
     The following table sets forth the income tax (benefit) expense and effective tax rate for the three periods and nine periods ended December 7, 2008 and December 2, 2007:

	Three Periods Ended		Nine Periods Ended
(Dollars in thousands)	December 7, 2008	December 2, 2007	December 7, 2008	December 2, 2007
Income tax (benefit) expense	$(8,414)	$182	$(9,698)	$(486)
Effective tax rate	9.4%	24.2%	10.4%	29.3%
     Income tax (benefit) expense consists of current and deferred income taxes. The difference in effective income tax rates is due primarily to the impact of nondeductible expenses relative to the level of net (loss) income before taxes between the two periods partially offset by a deduction related to domestic manufacturing activities and to the noncash estimated goodwill impairment charge, which was recorded in the third quarter of fiscal year 2009 pursuant to the Company’s performance of step one of the goodwill assessment for impairment according to the rules of SFAS 142 . Also, the Company has nondeductible expenses related to meals and entertainment and

NETWORK COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
certain interest expenses related to senior subordinated debt. The Company is subject to taxation in the United States of America (for federal and state) and Canada.
8. Long-term Debt
     Long-term debt consists of the following:

	December 7, 2008	March 30, 2008
10 3/4% Senior Notes, due December 1, 2013	$175,000,000	$175,000,000
New Senior Term loan facility	70,909,113	76,444,312
New Revolving loan facility	4,000,000	—
Senior Subordinated Note	39,470,928	36,446,462

	289,380,041	287,890,774
Less:
Unamortized discount on noncurrent Senior Notes and Senior Subordinated Note	(1,720,261)	(1,965,580)
Current maturities	(766,359)	(5,726,789)

Long-term debt, less current maturities	$286,893,421	$280,198,405

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
     Under the new credit facility, the Company has the option to borrow funds at an interest rate equal to the London Interbank Offered Rate (“LIBOR”) plus a margin or at the lender’s base rate (which approximates the Prime rate) plus a margin. Interest rates under the new term loan facility are base rate plus a margin of 1.50% or LIBOR plus a margin of 2.00%. Interest rates under the new revolving loan facility are base rate plus a margin ranging from 1.50% to 0.75% or LIBOR plus a margin ranging from 2.50% to 1.75%. The applicable margin payable on the new revolving loan facility is subject to adjustments based upon a leverage-based pricing grid. The new credit facility requires the Company to meet maximum leverage ratios and minimum interest coverage ratios and includes a maximum annual capital expenditures limitation. In addition, the new credit facility contains certain restrictive covenants which, among other things, limit our ability to incur additional indebtedness, pay dividends, incur liens, prepay subordinated debt, make loans and investments, merge or consolidate, sell assets, change our business, amend the terms of our subordinated debt and engage in certain other activities customarily restricted in such agreements. It also contains certain customary events of defaults, subject to grace periods, as appropriate. As of December 7, 2008, the Company was in compliance with all debt covenant requirements.
     On June 10, 2008, the Company amended the new revolving loan facility dated July 20, 2007. The amendment adjusted the interest coverage ratios over the term of the new revolving loan facility.

NETWORK COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
     On December 4, 2008, the Company amended the new revolving loan facility dated July 20, 2007. The amendment adjusted the amount payable to employees and other individuals in connection with the repurchase of equity interests held by such individuals or upon the termination of employment of an individual in connection with the repurchase of stock appreciation rights or other similar interests, adjusted the interest coverage ratio and the senior secured leverage ratio and eliminated the Company’s ability to carry forward any unused permitted investments in respect of unrestricted subsidiaries.
     The Company had $70.9 million outstanding under the new term loan facility with no availability to borrow at December 7, 2008. Also, as of the fiscal quarter end, the Company had a $4.0 million outstanding balance under the new revolving facility with $31.0 million available to borrow, subject to the Company maintaining compliance with the facility covenants. The interest rate at December 7, 2008 for the new revolving loan facility was at a rate of base plus 1.50% and/or LIBOR plus 2.50%. The effective interest rate on the balances outstanding under the new term loan facility was 5.04% at December 7, 2008.
     The final repayment of any outstanding amounts under the new revolving loan facility is due November 30, 2010. The new term loan facility commences amortization in quarterly installments of $0.192 million beginning December 31, 2007 through September 30, 2012. The final settlement of any outstanding amounts under the new term loan facility is due November 30, 2012.
     Under the new credit facility, the Company may obtain additional funding through incremental loan commitments in an amount not to exceed $75 million provided that the Company remains in compliance with its financial covenants on a pro forma basis. As of December 7, 2008, there were no borrowings against the incremental loan facility.
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
     The Company’s new credit facility contains a subjective acceleration clause in which certain events of default, as detailed in the new credit facility agreement, will result in acceleration of the call date of the new credit facility. Management reviews these events on a regular basis and believes that the Company currently has not triggered any of these events.
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
9. Commitments and Contingencies
  Operating Leases
     The Company is obligated under noncancellable operating leases and leases for office space which expire at various dates through 2015. Certain of the leases require additional payments for real estate taxes, water and common maintenance costs.

NETWORK COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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
10. Related Party Transactions
     In December 2004, the Company entered into a 10-year advisory agreement with CVC Management LLC (“CVC”) now known as Court Square Capital Partners (“Court Square”), whereby the Company accrues an annual management fee quarterly. The management fee is equal to the greater of $0.21 million or 0.016% of the prior fiscal year consolidated revenue. On July 31, 2006, Court Square Advisor, LLC, was assigned the right to receive any management fees payable by the Company pursuant to an advisory agreement between CVC Management LLC, an affiliate of CVC Fund, and NCI. Under this agreement, the Company paid $0.05 million and $0.11 million for the nine periods ended December 7, 2008 and December 2, 2007, respectively. The Company accrued $0.15 million and $0.05 million for management fees as of December 7, 2008 and March 30, 2008, respectively.
     The Company has retained TMG Public Relations (“TMG”) to perform public relations and marketing services on its behalf on a project-by-project basis. TMG is owned by the spouse of Daniel McCarthy, NCI’s Chairman and Chief Executive Officer. The Company made payments to TMG of $0.15 million and $0.30 million during the nine periods ended December 7, 2008 and December 2, 2007, respectively. The Company accrued $0.03 million and $0.01 million for services rendered as of December 7, 2008 and March 30, 2008, respectively. The Company expects to continue to use the services of TMG during the fourth quarter of fiscal year 2009.
     Effective July 31, 2007, the Company entered into an agreement with L&S Graphics, which is a digital printing company owned by Brandon Lee, one of the Company’s employees who performs the role of the general manager of By Design. The Company agreed to utilize L&S Graphics for all digitally printed materials related to the “By Design” products. L&S Graphics was later renamed to “Digital Lizard”. Under this agreement, the Company made payments of $1.40 million during the nine periods ended December 7, 2008 and accrued for $0.01 million and $0.08 million as of December 7, 2008 and March 30, 2008, respectively.
     Effective July 31, 2007, the Company entered into an office lease agreement with MB&K, LLC which is owned by the same company employee noted in the prior paragraph. Under this agreement, the Company made payments of $0.09 million during the nine periods ended December 7, 2008 and recorded no accruals as of December 7, 2008 and March 30, 2008, as the Company has met all its financial obligations under this agreement.

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
Overview of Operations
     We are a Georgia corporation that was formed in 1980. The following discussion and analysis is based upon our unaudited interim condensed consolidated financial statements and our review of our business and operations. Furthermore, we believe the discussion and analysis of our financial condition, results of operations, and cash flows as set forth below are not indicative nor should they be relied upon as an indicator of our future performance. The following discussion includes a comparison of our results of operations for the three periods ended December 7, 2008 to the three periods ended December 2, 2007 and the nine periods ended December 7, 2008 to the nine periods ended December 2, 2007.
     We have 13 four-week reporting periods in each fiscal year. Our fiscal year refers to the 52-53 week accounting year ended on the last Sunday of March of that year. The first, second and third quarters each contain 3 periods, or 12 weeks each, and the fourth quarter contains 4 periods, or 16 weeks. In the 53-week accounting year, the fourth quarter contains 17 weeks.
     We are one of the largest and most diversified publishers of information for the local real estate market in North America. Through our extensive proprietary network of online and print distribution points, we provide critical local information to consumers involved in buying, leasing and renovating a home. Our reader base selects our print and online publications almost exclusively for the extensive advertisements, and, as a result, we are able to provide high quality leads at an effective cost to our advertisers, which are comprised of real estate agents, property management companies, new home builders and home renovation product and service providers. In fiscal year 2008, we believe that we generated over ten million leads for our advertisers. We operate in over 600 targeted markets which may overlap geographically across the U.S. and Canada, and have a monthly print and online reach of over 13 million potential consumers seeking to buy, rent or renovate their homes. The predominant content in our publications is advertisements, and our two largest publications are 100% advertisement based. In the resale home market, our flagship brand, The Real Estate Book (“TREB”), is the largest real estate advertising publication in North America. In the leasing market, we provide residential and commercial leasing listings, primarily through Apartment Finder and Black’s Guide. In the home design and home improvement market, we are the largest publisher of local and regional design magazines for the luxury market, including Kansas City Homes & Gardens, Atlanta Homes & Lifestyles, Colorado Homes & Lifestyles, Mountain Living and New England Home.
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

     The following discussion includes a comparison of our results of operations for the three periods ended December 7, 2008 to the three periods ended December 2, 2007 and the nine periods ended December 7, 2008 to the nine periods ended December 2, 2007.
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
     As of December 7, 2008, we had 886 employees, 423 of which were located at our corporate headquarters and production facility in Lawrenceville, Georgia, a suburb of Atlanta.
     We believe the key drivers of financial performance are:
•	advertising volume;

•	expansion into other local real estate markets;

•	strong brand recognition; and

•	per unit cost to produce our publications.
Business Trends
     Real estate market conditions continue to change. Our management team focuses on several key indicators – annual sales volume of existing homes and the months of supply of unsold homes; the market tightness index compiled by the National Multi Housing Council; interest rates and consumer confidence.
•	Sales volume of existing homes and months of supply of unsold homes – Indicators for the resale home market remained depressed during the September 2008 to November 2008 timeframe. The annualized rate of home sales in November 2008 was 4.5 million units which was down 11% from the November 2007 rate of 5.0 million. The median home price in November 2008 was $181,300, a decrease of 13% from the prior year. The total inventory of unsold existing homes in November 2008 stood at 4.2 million units or 11.2 months of inventory at the current sales pace. Revenues for The Real Estate Book (“TREB”) and Unique Homes (“UH”) brands have been adversely impacted by the challenging market conditions. Revenues for the TREB and UH brands declined by 38% and 39%, respectively, in the current fiscal quarter compared to the prior year. Real estate is a local business and we do benefit from TREB’s geographic diversification, however, all regions of the country and all market segments are being adversely impacted by the housing downturn. The preliminary existing home sale number for December 2008 showed an increase in the annualized rate of home sales to 4.7 million. The inventory of existing homes declined by 486,790, shrinking the month’s supply of inventory to 9.3 months.

•	The market tightness index – The National Multi Housing Council’s (“NMHC”) market tightness index in October 2008 stood at 24, a decrease from 40 in July 2008. A reading above 50 indicates that markets are experiencing higher occupancy rates and higher rental rates. The national vacancy rate for investment grade apartments increased slightly to 6.2% in the third quarter of 2008 from 6.0% in the second quarter of 2008, its highest reading since 2004. The vacancy rate in the third quarter of 2007 was 4.4%. Apartment rents grew by 1.7% compared to the prior year, the lowest growth rate in five years. Multi family housing trends have historically been correlated to the employment market and job growth. The increase in vacancy rates and the softening in rents is being influenced by the overall downturn in the economy and the increase in the unemployment rate.

•	Interest rates and the growth in consumer debt – Interest rates have been declining, however the availability of credit for consumers remains constricted. In addition, the continuing decline in home values has reduced the amount of home equity available to fund consumer discretionary spending. We currently operate home design and improvement magazines in 20 regional markets in the United States. We have experienced a meaningful tightening in advertising expenditures within our markets as a result of the general economic slowdown, declining consumer sentiment and a reduction in high end new home developments. Although we believe that our Home & Lifestyle titles have been less susceptible to fluctuations in discretionary spending because of their focus on the high end of the market, currently there is a decline in advertising spend across all segments of the market.
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
Depreciation and Amortization
     Depreciation costs of computer, equipment and software relate primarily to the depreciation of our computer hardware and software developed for internal use or purchased, as well as property, plant and equipment. The depreciation and amortization of equipment and software associated with production is shown separately from our cost of sales in our statement of operations. The amounts of depreciation and amortization expense related to production equipment and software for the nine periods ended December 7, 2008 and December 2, 2007 were $3.6 million and $3.5 million, respectively. Depreciation and amortization expense related to nonproduction equipment and software is shown separately from the selling, general and administrative expenses in our statement of operations. The amounts of depreciation and amortization expense related to nonproduction equipment and software for the nine periods ended December 7, 2008 and December 2, 2007 were $1.3 million and $1.2 million, respectively. Depreciation for computer, equipment and software as well as property, plant and equipment is calculated on a straight-line basis over the expected useful life of the related asset class. Leasehold improvements and leased assets are amortized over the shorter of their estimated useful lives or lease terms.
     Amortization costs relate to the amortization of intangible assets. Our two largest intangible assets are our independent distributor agreements and trademarks/trade names. The valuation and lives of our larger intangible assets (trademarks, trade names, independent distributors and advertiser lists) were determined by identifying the remaining useful life of the components of each asset combined with a reasonable attrition rate and a reasonable expectation for increase in revenue by each component. Certain markets experience a lower attrition rate. This has contributed to intangible assets with lives in excess of 15 years. The related amortization is calculated on a straight-line basis over the expected useful life of the intangible asset.

Interest Income and Interest Expense
     Interest income consists primarily of interest income earned on our cash balances and interest earned on notes receivable. Interest expense consists primarily of interest on outstanding indebtedness, interest on capital leases, amortization of deferred financing costs and amortization of debt discounts.
Income Taxes
     The following table sets forth the income tax benefit (expense) and effective tax rate for the three periods and nine periods ended December 7, 2008 and December 2, 2007:

	Three Periods Ended		Nine Periods Ended
(Dollars in thousands)	December 7, 2008	December 2, 2007	December 7, 2008	December 2, 2007
Income tax (benefit) expense	$(8,414)	$182	$(9,698)	$(486)
Effective tax rate	9.4%	24.2%	10.4%	29.3%
     Income tax benefit (expense) consists of current and deferred income taxes. The difference in effective income tax rates is due primarily to the impact of nondeductible expenses relative to the level of net (loss) income before taxes between the two periods partially offset by a deduction related to domestic manufacturing activities and to the noncash estimated goodwill impairment charge, which was recorded in the third quarter of fiscal year 2009 pursuant to the Company’s performance of step one of the goodwill assessment for impairment according to the rules of SFAS 142. Also, the Company has nondeductible expenses related to meals and entertainment and certain interest expenses related to senior subordinated debt. We are subject to taxation in the United States of America (for federal and state) and Canada.
Results of Operations
     The following table sets forth a summary of our operations and percentages of total revenue for the three and nine periods ended December 7, 2008 and December 2, 2007. Our three revenue areas are: (i) resale and new sales; (ii) rental and leasing; and (iii) remodeling and home improvement. The resale and sales area includes TREB, New Home Finder, Unique Homes, Enclave, and By Design. Our rental/leasing area includes Apartment Finder, Mature Living Choices, and Black’s Guide. Our remodeling and home improvement area includes all of our home and design and home improvement publications.

	Three Periods Ended				Nine Periods Ended
	December 7, 2008		December 2, 2007		December 7, 2008		December 2, 2007
(Dollars in thousands)	Amount	%	Amount	%	Amount	%	Amount	%
Resale and new sales	$18,474	42.5%	$29,171	53.6%	$60,862	43.9%	$86,930	53.0%
Rental and leasing	19,528	44.9%	18,294	33.6%	58,478	42.2%	53,228	32.5%
Remodeling and home improvement	5,474	12.6%	6,990	12.8%	19,333	13.9%	23,808	14.5%

Total revenue	43,476	100.0%	54,455	100.0%	138,673	100.0%	163,966	100.0%

Costs and expenses:
Cost of sales (including production depreciation and software amortization)	31,469	72.4%	36,379	66.8%	98,052	70.7%	110,482	67.4%
Selling, general and administrative (including nonproduction depreciation and software amortization)	5,125	11.8%	6,012	11.0%	16,462	11.9%	18,767	11.5%
Amortization of intangibles	3,984	9.2%	4,196	7.7%	12,012	8.7%	11,860	7.2%
Impairment loss	85,352	196.3%	—	—	85,352	61.5%	—	—

(Loss) income from operations	$(82,454)	(189.7%)	$7,868	14.5%	$(73,205)	(52.8%)	$22,857	13.9%

  Three Periods Ended December 7, 2008 Compared to Three Periods Ended December 2, 2007
     Revenue. For the three periods ended December 7, 2008, total revenue was $43.5 million compared to $54.5 million for the three periods ended December 2, 2007. This was a decrease of $11.0 million or 20.2%.
     Resale and new sales had a revenue decrease of $10.7 million or 36.6% from $29.2 million in the three periods ended December 2, 2007 to $18.5 million in the three periods ended December 7, 2008. The decline is attributable to the slowdown in the real estate market. TREB posted revenue of $11.9 million in the third quarter of fiscal year 2009 compared to $19.3 million during the same period in fiscal year 2008 which was a decrease of $7.4 million, or 38.3%. The TREB ID sales channel had revenue of $8.3 million in the third quarter of fiscal year 2009 compared to $12.9 million during the same period of fiscal year 2008, a decrease of $4.6 million or 35.7%. The decline is related to the deteriorating conditions of the real estate market in addition to closing nine markets in the third quarter ended December 7, 2008. The TREB Direct sales channel had a revenue decrease of $2.9 million or 44.6% from $6.5 million in the third quarter of fiscal year 2008 to $3.6 million during the same period of fiscal year 2009. Unique Homes had revenue of $1.4 million in the third quarter of fiscal year 2009 compared to $2.3 million in the same period of fiscal year 2008, a decrease of $0.9 million or 39.1%. The decrease correlates with the decline in the turnover of luxury home sales. Indicators for the resale home market show the inventory of unsold existing homes was 11.2 months in November 2008 compared to 10.1 months in November 2007. The annual rate of sale has declined from 5.0 million in November 2007 to 4.5 million in November 2008.
     Rental and leasing posted revenue of $19.5 million in the third quarter of fiscal year 2009 compared to $18.3 million in the same period of fiscal year 2008, which was an increase of $1.2 million or 6.6%. Apartment Finder revenue for the three periods ended December 7, 2008 was $18.5 million compared to $16.8 million during the three periods ended December 2, 2007, an increase of $1.7 million or 10.1%. We have increased ad pages in the majority of our existing markets as we have been able to gain market share. We generated $0.3 million in revenue in the three periods ended December 7, 2008 from the acquisitions completed in the third and fourth quarters of fiscal year 2008. Black’s Guide revenue decreased $0.1 million or 12.5% from $0.8 million in the third quarter of fiscal year 2008 to $0.7 million during the same period of fiscal year 2009 due to softness in the commercial real estate market.
     Our remodeling and home improvement area produced revenue of $5.5 million in the three periods ended December 7, 2008 compared to $7.0 million during the three periods ended December 2, 2007, a decrease of $1.5 million or 21.4%. The decrease was the result of advertisers reducing their marketing expenditures in response to the deteriorating conditions in the job market, stock market and consumer confidence that began in October 2008. Our publications in this area include: Kansas City Homes & Gardens, Accent Home & Garden, At Home In Arkansas, Relocating in Las Vegas, New England Home, Relocating in St. Louis, regional Home Improvement magazines, and the Homes & Lifestyles magazines.
     Cost of sales. Cost of sales for the three periods ended December 7, 2008 was $30.3 million, a decrease of $4.8 million, or 13.7%, from $35.1 million during the three periods ended December 2, 2007. Labor expense, which is our largest cost component, was $12.8 million in the three periods ended December 7, 2008 compared to $15.2 million during the three periods ended December 2, 2007, a decrease of $2.4 million, or 15.8%. The total year-over-year non-commission labor expense growth from the acquisitions completed during the third and fourth quarters of fiscal year 2008 was $0.05 million. Total commission and bonus expense decreased by $0.9 million or 26.5% from $3.4 million in the third quarter of fiscal year 2008 to $2.5 million during the same period of fiscal year 2009 due to our revenue decline. Paper expense decreased by $0.7 million or 15.6%, from $4.5 million in the three periods ended December 2, 2007 to $3.8 million in the three periods ended December 7, 2008. Our outsource production expense for the current quarter was $1.9 million, a decrease of $0.7 million or 26.9% from the third quarter of fiscal year 2008 expense of $2.6 million. The decrease in outsource production expense is directly attributable to the installation of our new press and decrease in our revenue. The new press has added capacity into our manufacturing environment and allowed us to transition certain magazines back into our Lawrenceville printing facility. Distribution expense decreased due to our revenue decline in the current fiscal quarter by approximately $0.3 million or 9.5% compared to the same period in the prior year. The expense of our E-business and online operations decreased by $0.2 million or 12.5% from $1.6 million in the third quarter of fiscal year 2008 to $1.4 million in the current quarter. We were able to achieve savings by restructuring our operations while continuing to invest in online distribution.

     Production depreciation and software amortization expense. Production depreciation and amortization expense in the three periods ended December 7, 2008 and December 2, 2007 were $1.2 million and $1.3 million, respectively, which was a decrease of $0.1 million or 7.7%. The increase was the result of equipment and software purchased during the last quarter of fiscal year 2008 and the first, second and third quarters of fiscal year 2009 partially offset by software assets being fully depreciated during the same period.
     Gross Profit. Our gross profit decreased by $6.1 million or 33.1% from $18.1 million in the third quarter of fiscal year 2008 to $12.0 million in the third quarter of fiscal year 2009. The decrease was related to the decline in revenues of $11.0 million in the current quarter compared to the same period of the prior year partially offset by a decrease in the cost of sales of $4.8 million and a decrease in production depreciation and software amortization expense of $0.1 million. The gross profit percentage for the current quarter was 27.6% compared to 33.2% in the same period of the prior year. The decrease was mainly attributable to the fixed costs impact on our cost of sales and the increase in bad debt expense by $0.4 million or 51.4% in the current quarter compared to the same quarter of the prior fiscal year.
     Selling, general and administrative expenses (“SG&A”). SG&A expenses for the three periods ended December 7, 2008 were $4.7 million compared to $5.6 million for the three periods ended December 2, 2007, which was a decrease of $0.9 million or 16.1%. Labor and related expenses in the three periods ended December 7, 2008 were $2.3 million, a decrease of $0.6 million, or 20.7%, from $2.9 million during the same period in fiscal year 2008. The decrease reflects a reduction in headcount based on cost reduction initiatives. Legal and professional fees increased $0.1 million or 33.3% in the current quarter from $0.3 million in the third quarter of fiscal year 2008 to $0.4 million in the third quarter of fiscal year 2009.
     Nonproduction depreciation and software amortization expense. Nonproduction depreciation and software amortization expense remained flat at $0.4 million in the third quarter of fiscal year 2009 compared to the same period of fiscal year 2008.
     Amortization of intangibles. Amortization expense was $4.0 million in the three periods ended December 7, 2008, compared to $4.2 million for the three periods ended December 2, 2007, a decrease of $0.2 million or 4.8%.
     Net interest expense. Net interest expense for the three periods ended December 7, 2008 was $6.8 million compared to the net interest expense of $7.1 million during the three periods ended December 2, 2007. The decrease was related to a lower debt level and more favorable interest rates.
     Impairment loss. As of December 7, 2008, we performed an assessment of goodwill for impairment under SFAS 142. We completed step one of the analysis which resulted in a potential impairment of goodwill for the Resale and New Sales unit and the Remodeling and Home Improvement unit. Therefore, we recorded a noncash estimated impairment loss in the amount of $85.4 million in the three periods ended December 7, 2008. We will complete step two of the analysis in the fourth quarter of fiscal year 2009.
     Net income. We reported a net loss of $80.8 million during the three periods ended December 7, 2008, compared to a net income of $0.6 million during the three periods ended December 2, 2007. The significant change in our operating results for the current quarter compared to the same period in the prior fiscal year was related to the noncash estimated impairment loss of $85.4 million that was recorded in the third quarter of fiscal year 2009, pursuant to our conducting step one of the analysis of goodwill for impairment under SFAS 142 as of December 7, 2008.
  Nine Periods Ended December 7, 2008 Compared to Nine Periods Ended December 2, 2007
     Revenue. For the nine periods ended December 7, 2008, total revenue was $138.7 million compared to $164.0 million for the nine periods ended December 2, 2007. This was a decrease of $25.3 million or 15.4%.
     Resale and new sales had revenue decrease $26.1 million or 30.0% from $87.0 million in the nine periods ended December 2, 2007 to $60.9 million in the nine periods ended December 7, 2008. The decline is attributable to the slowdown in the real estate market. TREB posted revenue of $42.4 million in the nine periods ended December 7, 2008 compared to $64.1 million during the nine periods ended December 2, 2007 which was a decrease of $21.7 million, or 33.9%. The TREB ID sales channel had revenue of $29.2 million in the nine periods ended December 7, 2008 compared to $42.3 million during the nine periods ended December 2, 2007, a decrease of $13.1 million or 31.0%. The decline is related to the deteriorating conditions in the real estate market in addition to closing 24 markets during the nine periods ended December 7, 2008. The TREB Direct sales channel had a revenue decrease of $8.6 million or 39.4% from $21.8 million in the nine periods ended December 2, 2007 to $13.2 million during the nine periods ended December 7, 2008,. Unique Homes had revenue of $4.2 million in the nine periods ended December 7, 2008 compared to $5.8 million in the nine periods ended December 2, 2007, a decrease of $1.6 million or 27.6%. The decrease correlates with the decline in the turnover of luxury home sales. Indicators for the resale home market show the inventory of unsold homes was 11.2 months in November 2008 compared to 10.1 months in November 2007. The annual rate of sales has declined 11% from 5.0 million in November 2007 to 4.5 million in November 2008.
     Rental and leasing posted revenue of $58.5 million in the nine periods ended December 7, 2008 compared to $53.2 million in the same period of the prior fiscal year, which was an increase of $5.3 million or 10.0%. Apartment Finder revenue for the nine periods ended December 7, 2008 was $55.1 million compared to $48.7 million during the nine periods ended December 2, 2007, an increase of $6.4 million or 13.1%. We have increased ad pages in the majority of our existing markets as we have been able to gain market share. We generated $2.0 million in revenue in the nine periods ended December 7, 2008 from the acquisitions completed in the second, third and fourth quarters of fiscal year 2008. Black’s Guide revenue decreased $0.2 million or 8.3% from $2.4 million in the nine periods ended December 2, 2007 to $2.2 million during the nine periods ended December 7, 2008 due to market pressures.
     Our remodeling and home improvement area produced revenue of $19.3 million in the nine periods ended December 7, 2008 compared to $23.8 million during the nine periods ended December 2, 2007, a decrease of $4.5 million or 18.9%. Approximately $0.3 million of the decline was related to the decrease in the number of issues recognized in the first and second quarters of fiscal year 2009 compared to the same period of the prior fiscal year. The remainder was related to softness in the home design advertising market especially in the Atlanta and New England markets. Our publications in this area include: Kansas City Homes & Gardens, Accent Home & Garden, At Home In Arkansas, Relocating in Las Vegas, New England Home, Relocating in St. Louis, regional Home Improvement magazines, and the Homes & Lifestyles magazines.
     Cost of sales. Cost of sales for the nine periods ended December 7, 2008 was $94.5 million, a decrease of $12.5 million, or 11.7%, from $107.0 million during the nine periods ended December 2, 2007. Labor expense, which is our largest cost component, was $40.4 million in the nine periods ended December 7, 2008 compared to $47.2 million during the nine periods ended December 2, 2007, a decrease of $6.8 million, or 14.4%. The total year-over-year non-commission labor expense growth from the second, third and fourth quarters of fiscal year 2008 acquisitions was $0.7 million. Total commission and bonus expense decreased by $1.3 million or 14.0% from $9.3 million in the nine periods ended December 2, 2007 to $8.0 million during the nine periods ended December 7, 2008 due to our revenue decline. Paper expense decreased by $2.0 million or 14.2%, from $14.1 million in the nine periods ended December 2, 2007 to $12.1 million in the nine periods ended December 7, 2008. Our outsource production expense for the nine periods ended December 7, 2008 was $5.8 million, a decrease of $0.5 million or 7.9% from the nine periods ended December 2, 2007 expense of $6.3 million. Distribution expense decreased due to our revenue decline in the nine periods ended December 7, 2008 by approximately $0.6 million or 7.6% compared to the same period in the prior year. The expense of our E-business and online operations decreased by $0.5 million or 9.4% from $5.3 million in the nine periods ended December 2, 2007 to $4.8 million in the nine periods ended December 7, 2008. We were able to achieve savings by restructuring our operations while continuing to invest in online distribution.
     Production depreciation and software amortization expense. Production depreciation and amortization expense in the nine periods ended December 7, 2008 was $3.6 million. This was an increase of $0.1 million, or 2.9%, compared to $3.5 million for the nine periods ended December 2, 2007. The increase was the result of additional equipment and software purchased during the last quarter of fiscal year 2008 and the first, second and third quarters of fiscal year 2009 partially offset by software assets being fully depreciated during the same period.
     Gross Profit. Our gross profit decreased by $12.9 million or 24.1% from $53.5 million in the nine periods ended December 2, 2007 to $40.6 million in the nine periods ended December 7, 2008. The decrease was related to the decline in revenues of $25.3 million in the nine periods ended December 7, 2008 compared to the nine periods ended December 2, 2007 and an increase in production depreciation and software amortization expense of $0.1 million partially offset by a decrease in the cost of sales of $12.5 million. The gross profit percentage for the nine periods was 29.3% compared to 32.6% in the same period of the prior fiscal year. The decrease was mainly attributable to the fixed costs impact on our cost of sales and the increase in bad debt expense by $1.1 million or 64.7% in the nine periods ended December 7, 2008 compared to the same period of the prior fiscal year.

     Selling, general and administrative expenses (“SG&A”). SG&A expenses for the nine periods ended December 7, 2008 were $15.2 million compared to $17.6 million for the nine periods ended December 2, 2007, which was a decrease of $2.4 million or 13.6%. Labor and related expenses in the nine periods ended December 7, 2008 was $7.7 million, a decrease of $1.8 million, or 18.9%, from $9.5 million during the same period in fiscal year 2008. The decrease reflects a reduction in headcount based on cost reduction initiatives. Legal and professional fees decreased $0.9 million or 56.3% from $1.6 million in the nine periods ended December 2, 2007 to $0.7 million in the nine periods ended December 7, 2008. The decrease in legal costs is related to active legal proceedings during the nine periods ended December 2, 2007 that arose in the ordinary course of business and that have since been settled.
     Nonproduction depreciation and software amortization expense. Nonproduction depreciation and software amortization expense increased $0.1 million or 8.3%, from $1.2 million in the nine periods ended December 2, 2007 compared to $1.3 million in the nine periods ended December 7, 2008.
     Amortization of intangibles. Amortization expense was $12.0 million in the nine periods ended December 7, 2008, compared to $11.9 million for the nine periods ended December 2, 2007, an increase of $0.1 million or 0.8%. The increase in amortization expense was related to the amortizable intangible assets of $14.2 million acquired in connection with our acquisitions completed during the last twelve periods of fiscal year 2008.
     Net interest expense. Net interest expense for the nine periods ended December 7, 2008 was $20.0 million compared to the net interest expense of $24.5 million during the nine periods ended December 2, 2007. The decrease was related to the write-off of $3.7 million of debt issuance costs associated with the extinguishment of our prior term facility in the second quarter of fiscal year 2008.
     Impairment loss. As of December 7, 2008, we performed an assessment of goodwill for impairment under SFAS 142. We completed step one of the analysis which resulted in a potential impairment of goodwill for the Resale and New Sales unit and the Remodeling and Home Improvement unit. Therefore, we recorded a noncash estimated impairment loss in the amount of $85.4 million in the nine periods ended December 7, 2008. We will complete step two of the analysis in the fourth quarter of fiscal year 2009.
     Net income. We reported a net loss of $83.5 million during the nine periods ended December 7, 2008, compared to a net loss of $1.2 million during the nine periods ended December 2, 2007. The significant change in our operating results was related to the noncash estimated impairment loss of $85.4 million that was recorded in the nine periods ended December 7, 2008, pursuant to our conducting step one of the analysis of goodwill for impairment under SFAS 142 as of December 7, 2008.
Liquidity and Capital Resources
     Historically, our primary source of liquidity has been cash flow from operations. We also have the ability to incur indebtedness under our senior secured revolving loan facility.
     At December 7, 2008, our cash on hand was $3.4 million compared to $4.3 million at December 2, 2007. Our cash on hand was $6.7 million at the end of the fiscal year ended March 30, 2008.
     The following table summarizes our net decrease in cash and cash equivalents:

	Nine Periods Ended
(Dollars in thousands)	December 7, 2008	December 2, 2007
Net cash provided by operating activities	$4,122	$7,721
Net cash used in investing activities	(5,594)	(35,514)
Net cash (used in) provided by financing activities	(1,860)	22,724

Net decrease in cash	(3,332)	(5,069)
Cash at beginning of fiscal year	6,716	9,338

Cash at end of period	$3,384	$4,269

     Our net cash provided by operating activities in the nine periods ended December 7, 2008 decreased by $3.6 million compared to the same period ended December 2, 2007. The decrease was primarily due to the decline in our operating income.

     During the nine periods ended December 7, 2008, net cash used in investing activities was $5.6 million, consisting of $4.3 million for the purchase of property, equipment and software, and $1.3 million for earn-out payments related to acquisitions completed in fiscal year 2008. During the nine periods ended December 2, 2007, net cash used in investing activities was $35.5 million, consisting of $3.9 million for the purchase of property, equipment and software and $31.6 million for acquisitions consummated during the first, second and third quarters of fiscal year 2008.
     For the nine periods ended December 7, 2008, the net cash used in financing activities was $1.9 million versus a source of $22.7 million for the nine periods ended December 2, 2007. The cash used in the nine periods ended December 7, 2008 was mainly related to the payment made on our new term loan facility under the excess cash flow repayment provision based on the fiscal year ended March 30, 2008 results partially offset by additional borrowing on our existing revolving facility completed during the third quarter of fiscal year 2009. The cash provided during the nine periods ended December 2, 2007 was principally due to proceeds obtained through our new senior credit facility entered into on July 20, 2007.
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
     New senior credit facility. On July 20, 2007, we entered into a senior secured term loan facility (the “new term loan facility”) for an aggregate principal amount of $76.6 million and a senior secured revolving loan facility (the “new revolving loan facility”) for an amount up to $35.0 million (the new term loan facility together with the new revolving loan facility, the “new credit facility”). The proceeds of the new loan were used to repay all amounts outstanding under the existing credit facility (dated as of November 30, 2005) and fund acquisitions completed during the Company’s second quarter of fiscal year 2008. On June 10, 2008 we entered into an amendment of the new revolving loan facility. The amendment adjusted the interest coverage ratios over the term of the new revolving loan facility. Refer to the Company’s 8-K filed with the SEC on June 25, 2008 for more details.
     On December 4, 2008, we amended the new revolving loan facility dated July 20, 2007. The amendment reduced the amount payable to employees and other individuals in connection with the repurchase of equity interests held by such individuals or upon the termination of employment of an individual in connection with the repurchase of stock appreciation rights or other similar interests, adjusted the interest coverage ratio and the senior secured leverage ratio and eliminated our ability to carry forward any unused permitted investments in respect of unrestricted subsidiaries. Refer to the Company’s 8-K filed with the SEC on December 10, 2008 for more details.
     Our new term loan facility matures in November 2012. Additionally, we have the ability to obtain up to $75.0 million under our incremental term loan subject to compliance with our affirmative and negative covenants. Borrowings are also available under our new revolving loan facility maturing in November 2010.
     Borrowings under our new credit facility bear interest, at our option, at either adjusted LIBOR plus an applicable margin or the alternate base rate plus an applicable margin. The applicable margin with respect to borrowings under our new revolving loan facility is subject to adjustments based upon a leverage-based pricing grid. Our senior secured revolving credit facility requires us to meet maximum leverage ratios and minimum interest coverage ratios and includes a maximum annual capital expenditures limitation. In addition, the new senior secured revolving credit facility contains certain restrictive covenants which, among other things, limit our ability to incur additional indebtedness, pay dividends, incur liens, prepay subordinated debt, make loans and investments, merge or consolidate, sell assets, change our business, amend the terms of our subordinated debt and engage in certain other activities customarily restricted in such agreements. It also contains certain customary events of defaults, subject to grace periods, as appropriate. As of December 7, 2008, the Company was in compliance with all debt covenant requirements. In addition to providing fixed principal payment schedules for the new credit facility, the loan agreement also includes an excess cash flow repayment provision that requires repayment of principal based on the Company’s leverage ratio, EBITDA, working capital, debt service and tax payments. The excess cash flow amount is calculated and paid annually with the repayment of principal allocated on a pro rata basis to the term and revolving loans. On June 27, 2008, the Company has paid approximately $5.0 million under the excess cash flow repayment provision based on the fiscal year ended March 30, 2008 financial results. Accordingly, the amount has been included in current maturities of long-term debt at March 30, 2008. The Company is also required to pay an annual non-utilization fee equal to 0.50% of the unused portion of the revolving credit facility.
     Our ability to make scheduled payments of principal, or to pay the interest or additional interest, if any, on, or to refinance our indebtedness, or to fund planned capital expenditures will depend on our future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Based upon the current level of operations, we believe that cash flow from operations and available cash, together with borrowings available under our new credit facility, will be adequate to meet our future liquidity needs throughout the remainder of fiscal year 2009 and fiscal year 2010. Our assumptions with respect to future costs may not be correct, and funds available to us from the sources discussed above may not be sufficient to enable us to service our indebtedness, including the Senior Notes, or cover any shortfall in funding for any unanticipated expenses. In addition, to the extent we make future acquisitions, we may require new sources of funding including additional debt, equity financing or some combination thereof. We may not be able to secure additional sources of funding on favorable terms.
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
Principles of Consolidation and Fiscal Year End
     We and our consolidated entities report on a 52-53 week accounting year. The condensed consolidated financial statements included elsewhere in this report include our financial statements and our wholly-owned subsidiaries for the three periods and nine periods ended December 7, 2008 and December 2, 2007, respectively and the year ended March 30, 2008. All significant intercompany balances and transactions have been eliminated in consolidation.
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
Customer Deposits
     We receive cash deposits from customers for certain publications prior to printing and upload of online advertising. These deposits are recorded as a liability and reflected accordingly in the condensed consolidated financial statements.
Goodwill
     In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and other Intangible Assets” (“SFAS No. 142”), goodwill and other intangible assets with indefinite lives are no longer amortized. Instead, a review for impairment is performed at least annually or more frequently if events and circumstances indicate impairment might have occurred. Intangible assets with indefinite lives are tested by comparing the fair value of the asset to its carrying value. If the carrying value of the asset exceeds its fair value, impairment is recognized. Goodwill is tested at the reporting unit level using a two-step process. The first step is a screen for potential impairment. In this process, the fair value of a reporting unit is compared to its carrying value. If the fair value of a reporting unit exceeds the carrying value of the net assets assigned to a reporting unit, goodwill is considered not impaired and no further testing is required.  If the carrying value of the net assets assigned to a reporting unit exceeds the fair value of a reporting unit, the second step of the impairment test is performed in order to determine the implied fair value of a reporting unit’s goodwill and determine the amount of the impairment of goodwill.  Determining the implied fair value of goodwill requires valuation of a reporting unit’s tangible and intangible assets and liabilities in a manner similar to the allocation of purchase price in a business combination.  If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, goodwill is deemed impaired and is written down to the extent of the difference.
     SFAS 142 requires that the impairment review of goodwill and other intangible assets not subject to amortization be based on estimated fair values. The Company utilizes the discounted cash flow approach to estimate the fair value of its reporting units and its indefinite lived intangible assets. The discounted cash flow approach requires assumptions and estimates of many critical factors, including revenue and market growth, operating cash flows, market multiples, and discount rates. An impairment loss would generally be recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit.
     As a result of continued declines in our consolidated operating income during the first, second and third quarters of fiscal year 2009 in our only reportable segment, the publishing segment, in addition to the current fair market value of our outstanding debt, we determined that we had a triggering event under SFAS 142 and performed, as of December 7, 2008, an assessment of goodwill for impairment on all of our reporting units using the discounted cash flow approach. The discounted cash flow approach is the same approach used in the prior fiscal year. The discount rate was adjusted from 11.7% in the analysis performed in the prior fiscal year to 12.5% in the current analysis. These assumptions are based on the current economic environment and credit market conditions. Our reporting units are the Resale and New Sales unit, the Rental and Leasing unit and the Remodeling and Home Improvement unit. Based on the results of our assessment of goodwill for impairment, it was determined that the carrying values of the Resale and New Sales unit and the Remodeling and Home Improvement unit exceeded their estimated fair value.  Therefore, we initiated the second step of the impairment test to determine the implied fair value of goodwill. The Company determined that the carrying value of the Rental and Leasing unit did not exceed its estimated fair value. As a result, no further testing is required and no impairment of goodwill is identified for the Rental and Leasing unit. As of December 7, 2008, the carrying amounts of goodwill associated with the Resale and New Sales unit, the Rental and Leasing unit and the Remodeling and Home Improvement unit were $194.6 million, $94.5 million and $18.7 million, respectively. The second step has not yet been completed and as a result, we have recorded an estimated noncash impairment charge based on a preliminary assessment in the amount of $85.4 million in our statements of operations for the three periods and nine periods ended December 7, 2008. The amounts of the estimated recorded impairment charges for the Resale and New Sales unit and the Remodeling and Home Improvement unit were $74.0 million and $11.4 million, respectively. The second step of the analysis is expected to be completed in the fourth quarter of fiscal year 2009. The recorded impairment charge is an estimate based on a preliminary assessment and may significantly differ from the actual impairment once the second step of the analysis is completed. As a result, we may be required to record an additional impairment charge in our statements of operations in the fourth quarter of fiscal year 2009. The impairment loss relates primarily to the deteriorating global economic conditions and the downturn in the resale and new home markets. A change in the economic conditions or other circumstances influencing the estimate of future cash flows or fair value could result in future impairment charges of goodwill or intangible assets with indefinite lives.
     As of December 7, 2008, the Company had one intangible asset with an indefinite life, the Company determined that this asset which is a trademark had no impairment as of December 7, 2008.
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
Recent Accounting Pronouncements
     In May 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for non-governmental entities. SFAS 162 is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The

Meaning of Presenting Fairly in Conformity with Generally Accepted Accounting Principles”. We are assessing the impact of the adoption of SFAS 162 on our financial position, results of operations, or cash flows.
     In April 2008, the FASB issued FASB staff position (“FSP”) FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP FAS 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, “Goodwill and Other Intangible Assets”. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP FAS 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008, and as such, we will adopt FSP FAS 142-3 in the first quarter of fiscal year 2010. Early adoption is prohibited. We are currently evaluating the impact, if any, that FSP FAS 142-3 will have on our financial position, results of operations, or cashflows.
     In March 2008, FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”), which amends the disclosure requirements of SFAS 133. SFAS 161 provides an enhanced understanding about how and why derivative instruments are used, how they are accounted for and their effect on an entity’s financial position, performance and cash flows. SFAS 161, which is effective for the first interim period beginning after November 15, 2008, will require additional disclosure in future filings. We will adopt this standard in the fourth quarter of fiscal year 2009 and believe that, based on our current operations, there will be no material impact on our financial position, results of operations, or cash flows.
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51 (“SFAS 160”). SFAS 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008 and as such, we will adopt this standard in the first quarter of fiscal year 2010. Based on our current operations, we do not believe that SFAS 160 will have a significant impact on our financial position, results of operations, or cash flows.
     In December 2007, the FASB issued SFAS No. 141(revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R will significantly change the accounting for business combinations in a number of areas including the treatment of contingent consideration, contingencies, acquisition costs, IPR&D and restructuring costs. In addition, under SFAS 141R, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income taxes. SFAS 141R is effective for fiscal years beginning after December 15, 2008 and, as such, we will adopt this standard in the first quarter of fiscal year 2010. The provisions are effective for us for business combinations on or after March 30, 2009.
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
     In February 2008, the FASB issued FSP FAS 157-2, which delays the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years, for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We will adopt FSP FAS 157-2 in the first quarter of fiscal year 2010.
     As of March 31, 2008, we adopted SFAS No. 157 and the adoption did not have a material impact on our financial condition, results of operations or cash flows. We are still evaluating the impact of the items deferred by FSP FAS 157-2.

Off-Balance Sheet Arrangements
     At December 7, 2008, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
Item 4. Controls and Procedures
     As of the end of the third quarter ended December 7, 2008, our management performed an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934 (the Exchange Act)). Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and include, without limitation, controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, and due to the material weaknesses in internal control over financial reporting discussed below, our disclosure controls and procedures were not effective as of December 7, 2008.
     Our management assessed the effectiveness of our internal control over financial reporting, as defined in Securities Exchange Commission Act Rule 13a-15(f) as of December 7, 2008 and this assessment identified the following material weaknesses in our internal control over financial reporting:
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
      Since the discovery of the material weaknesses in internal controls described above, management is strengthening the Company’s internal controls over financial reporting and is taking various actions to improve our internal controls including, but not limited to the following:
1.	Remediation efforts were made to ensure notification of IT upon the departure of employees for purposes of terminating their network access. The Company is currently reviewing the access eligibility of the current users of its network. Testing of these remediation efforts is pending.

2.	Remediation efforts were made to ensure consistent storage of backup tapes offsite as we signed on October 1, 2008 an agreement with a third party data management company to transport the backup tapes to an offsite location on a daily basis. Testing of these remediation efforts is pending.

3.	Remediation efforts were made to ensure adequate controls over key spreadsheets by implementing review and password protection on the spreadsheets and formulas and maintaining historic data in a read only access as well as a formal review process. Testing of these remediation efforts is pending.

Other than the items noted above, there was no change in our internal control over financial reporting that occurred during our fiscal quarter ended December 7, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
     We have determined that our goodwill has become impaired and if our goodwill or amortizable intangible assets become further impaired we may be required to record a further significant charge to earnings.
     Goodwill and intangible assets not subject to amortization are tested for impairment at least annually or more frequent if events and circumstances indicate impairment might have occurred. We review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Factors that may be considered include a change in circumstances indicating that the carrying value of our goodwill or amortizable intangible assets may not be recoverable, a decline in our operating income or results, reduced future cash flow estimates, and slower growth rates in our industry. As of the end of our fiscal quarter ended December 7, 2008, we conducted an analysis and concluded that, as of December 7, 2008, the fair value of two of our reporting units, the Resale and New Sales unit and the Home Design and Home Improvement unit were below their carrying values, including goodwill. As a result, we have recorded in our statements of operations for the three periods and the nine periods ended December 7, 2008, an estimated noncash goodwill impairment charge based on a preliminary assessment in the amount of $85.4 million. However, we have not completed step two of the impairment test and we may be required to record an additional impairment charge to earnings upon completion of testing. In addition, we may be required to record a further significant charge to earnings in our financial statements during the period in which any additional impairment of our goodwill or amortizable intangible assets is determined, which could materially adversely impact our results of operations.
     For a discussion of risk factors, see “Item 1A. – Risk Factors” section in our fiscal year 2008 Form 10-K. Other than the item listed above, there have been no material changes from the risk factors previously disclosed in the Form 10-K filed on June 19, 2008.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None.
Item 3. Defaults upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     None.
Item 5. Other Information
     There were no disclosures of any information required to be filed on Form 8-K during the third quarter of fiscal year 2009 that were not filed.
Item 6. Exhibits
     See the separate Exhibits index attached hereto and hereby incorporated herein.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Network Communications, Inc.

Date: January 26, 2009	By:	/s/ Daniel R. McCarthy

Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: January 26, 2009	By:	/s/ Gerard P. Parker

Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

NETWORK COMMUNICATIONS, INC. AND SUBSIDIARIES
PART II — OTHER INFORMATION
Exhibit Index
(Exhibits Physically Filed Herewith)

Number	Title
10.27	Second Amendment dated December 4, 2008 to Revolving Loan Credit Agreements dated July 20, 2007 by and among the Company, Gallarus Media Holdings, Inc. the Lenders and Toronto Dominion (Texas) LLC as administrative agent for the Lenders

31.1	Certification of the Chairman and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Senior Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chairman and Chief Executive Officer pursuant to Title 18 of the United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Senior Vice President and Chief Financial Officer pursuant to Title 18 of the United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	This exhibit is hereby furnished to the SEC as an accompanying document and is not to be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.