Form 10-K
period 2009-03-29
Network Communications, Inc.
filed 2009-06-19
CIK 1364727

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 29, 2009

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)     Yes ☐    No ☑
None of the Registrant’s common stock is held by non-affiliates of the Registrant.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at March 29, 2009
Common Stock, $0.001 par value per share	100 shares

Part I

Item 1.   Business
Except as otherwise stated or required by the context, references in this document to “NCI,” “our company,” “we,” “us” and “our” refer to Network Communications, Inc. and its consolidated subsidiaries. References to “GMH” are to Gallarus Media Holdings, Inc., our parent. Each reference in this report to a fiscal year, “fiscal 2009” for example, refers to the fifty-two or fifty-three week accounting year ended on the last Sunday of March of such year and includes 13 four-week periods.

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
We operate in over 550 targeted markets which may overlap geographically across the U.S. and Canada, and have a monthly print and online reach of over 13 million potential consumers seeking to buy, rent or renovate their homes. The predominant content in our publications is advertisements, and our two largest publications are 100% advertisement based. In the resale home market, our flagship brand, The Real Estate Book (“TREB”), is the largest real estate advertising publication in North America. In the leasing market, we provide residential and commercial leasing listings, primarily through Apartment Finder and Black’s Guide. In the home improvement market, we are the largest publisher of local and regional design magazines for the luxury market, including Kansas City Homes & Gardens, Atlanta Homes & Lifestyles, Colorado Homes & Lifestyles, Mountain Living and New England Home.
We believe that our proprietary online and print distribution strategy gives us an advantage in reaching consumers at critical points in the purchase process. We distribute our printed publications through an extensive rack distribution network, comprised of high traffic locations in areas frequented by our target consumers. For those products targeting affluent consumers and businesses, we utilize sophisticated database management and customer acquisition tools in order to develop highly targeted direct mail distribution. We also distribute all of our content online to our advertisers. We maintain a proprietary online network which has over two million unique visitors each month. In addition, we distribute our content to more than twenty online distribution partners, including Trulia, FrontDoor.com and BobVila.com, with a monthly reach of over 47 million online users. We believe our combined online and print distribution network, which is provided to advertisers at one all-inclusive cost, drives exceptional results for our advertisers.
We have two marketing channels through which we generate revenue, the Independent Distributor (“ID”) channel and the Direct channel. In our ID channel, the independent distributor is responsible for selling the advertising, collecting listings from agents/brokers and distributing publications in a specific geographic market. In our Direct channel, we sell the advertising, collect the listings from the agents/brokers, create and print the publications and distribute the publications. In fiscal year 2009, the ID channel and the Direct channel accounted for 23.7% and 76.3% of our total consolidated revenue, respectively.

We are dedicated to delivering the highest quality products to our advertisers and consumers. Substantially all of our products are printed in four-color on quality paper stock. In addition, we print primarily digest-sized magazines, which are easy to use and transport during a home search. Our vertical integration strategy, which includes printing approximately 95% of our publications in-house, allows for exceptional quality control and speed to market for the multitude of products we produce. We print the remaining 5% of our publications at third party commercial printers.
We operate a highly efficient manufacturing and shipping network. At our corporate headquarters and production facility in Lawrenceville, GA, a suburb of Atlanta, we own and operate six Zirkon presses that are optimized to produce our digest-sized four-color publications. Through our fleet of eight trucks, we deliver our publications to over 550 targeted markets which may overlap geographically across the U.S. and Canada. The benefits of our vertical integration strategy include lower cost of production, higher quality control and faster time to market than our competitors.

Industry Overview
We participate predominantly in the local advertising industry. Spending on local advertising is divided between display advertising in newspapers, radio, TV, and classified advertising in newspapers, yellow pages and classified-only publications. Classified advertising has traditionally been the most stable and profitable sector of the local advertising industry and our The Real Estate Book (“TREB”) and Apartment Finder brands operate exclusively in the classified advertising market.
In the past five years, consumers have been increasingly turning to the internet to search for products and services traditionally served by print classifieds. A number of internet-only companies have developed to satisfy this consumer interest.
The majority of products sold through classified advertising, such as real estate, are sold locally.  A potential seller will, therefore, typically focus on a local or regional customer base and select one or two of the following media in which to advertise: classified-only publications; traditional newspapers; local television and radio; or internet-only applications.

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

Print Competition
We are one of the substantial publishers of print guides for apartments, new homes and resale homes. Our three main competitors in the print guides market are Dominion Enterprises, PRIMEDIA, Inc. and Endurance Business Media. TREB’s competitive strength is a result of its high quality product offering and its sales personnel, coupled with its superior distribution network. Management further believes that Apartment Finder is the number one or number two publication in approximately 80% of the markets in which it competes for the same competitive reasons as TREB. Our online distribution strategy and leadership further support the competitive advantages exhibited by TREB and Apartment Finder.

A major point of differentiation between us and our competitors in the print guide market is our distribution network. While the competition predominantly utilizes costly paid “big-box” retailer distribution (i.e., supermarkets and superstores) to distribute their publications, we utilize free “small-box” retail in order to do so. Further, we and our independent distributors cover a market with hundreds of distribution points, whereas Dominion and PRIMEDIA utilize fewer distribution points. Our free distribution strategy allows us to distribute more, higher quality, widely read magazines, thereby offering a greater value to advertisers. Management believes that this strategy affords it a meaningful competitive advantage over Dominion Enterprises, PRIMEDIA, Inc. and Endurance Business Media.

Online Competition
We have a significant presence in the online channel.  Our primary internet-only competitors are Move.com and REALTOR.com®.

Management believes that we are well positioned to participate in the projected rapid growth of web-based residential real estate advertising due to its multiple third party online partnerships and portfolio of rich online offerings under the LivingChoices.com umbrella. Currently, over 20 million unique visitors view 500 million listings annually at LivingChoices.com and our brand-specific websites.  We believe that our websites complement our publications by connecting our advertisers with consumers actively seeking their next apartment or home.

Raw Materials
Costs related to certain raw materials used in our printing process, including paper, ink and printing plates, have an effect on our liquidity. Although there has been reduced demand for coated paper due to lower magazine and catalog page counts and circulation volumes, there has also been a reduction in paper supply resulting from permanent mill closures and a decline in imports.
Excluding the noncash goodwill impairment charge recorded in fiscal year 2009, paper expense accounted for approximately 9.5% of our operating expenses and 9.1% of consolidated revenue in fiscal year 2009.  We experienced an increase of approximately 7% in our paper pricing in fiscal year 2009 as we benefited from locking our prices in with our vendors for the duration of the fiscal year.  We anticipate paper prices in the coming year to remain substantially unchanged.  We believe that we continue to be in a position to mitigate paper prices in the future for three main reasons. First, we continue to improve the efficiencies of our print operations, including reducing paper waste. Second, we are a large and consistent buyer of paper, we negotiate directly with paper producers and are able to secure favorable terms. Third, we utilize “throw-away” rolls on our presses, which represent remnant inventory that is difficult for paper suppliers to market, thereby enabling us to secure such inventory at attractive prices.

Ink expense accounted for 0.58% of our operating expenses excluding the noncash goodwill impairment charge recorded in fiscal year 2009 and 0.55% of consolidated revenue in fiscal year 2009.  Our current contract with our ink vendor, which does not include any minimum purchase requirements, extends through March 2010.
Costs for printing plates, which are aluminum plates which capture the images that are transferred to our printing press, accounted for 0.29% of our operating expenses excluding the noncash goodwill impairment charge recorded in fiscal year 2009 and 0.27% of consolidated revenue in fiscal year 2009. We currently have a contract that satisfies our printing plate requirements through January 2011. The contract has a minimum annual purchase requirement of $0.35 million.

Business Strategy
Our principal business strategies include the following:
Increase advertising volume in each local market through enhanced print and online products and services. The key driver of growth in our existing business is increasing the number of advertisers in our print and online products while simultaneously increasing the average revenue per advertiser by consistently enhancing the value and offerings we deliver to the advertiser. We believe that our products offer a compelling return on investment (“ROI”) to our advertisers. We continuously seek to further enhance the ROI to our advertisers through continued investments in product offerings and services, our distribution network and by further strengthening the branding of our products. In addition, we are making incremental investments in information technology to better track lead generation and enhance our customer sales and service.
Continue to provide integrated print and online products to capture increased online activity. Our websites complement the strength of our print publications by providing broad distribution of our database of real estate listings to the millions of consumers searching for homes online. With over 20 million unique visitors viewing 500 million listings annually, LivingChoices.com and our brand-specific websites are highly trafficked online destinations for consumers searching for homes and apartments. In addition, we distribute our content to a broad range of websites, including Trulia and BobVila.com. We aim to continuously expand and develop our web presence to further enhance the strength of our brands and to further improve the ROI for our advertiser base.
Maintain our existing market and selectively expand into new geographic markets. We are focused on supporting our existing ID and Direct channel markets by introducing new promotional and marketing programs designed to retain existing advertisers and attract new clients.  We plan to selectively expand into new geographic markets primarily through both our ID and Direct sales channels where such opportunities require minimal capital and can generate positive cash flow.

Our Markets and Publications
We offer a wide range of publications targeted towards the following areas of the real estate and leasing market for both the luxury and mass consumers:

•	in the resale and new sales area, we offer, among other publications, TREB, New Home Finder, Unique Homes, Enclave and By Design;

•	in the rental and leasing area, which includes the residential, and commercial real estate markets, we offer, among other publications, Apartment Finder, Mature Living Choices and Black’s Guide; and

•
in the remodeling and home improvement area, we offer, among other publications, Atlanta Homes & Lifestyles, Colorado Homes & Lifestyles, Mountain Living and New England Home which are local home design magazines for affluent homeowners.

In the resale and new sales area, we focus on home buyers, real estate agents and new home developers; in the rental and leasing area, we target renters, property managers and property owners; and in the remodeling and home improvement area, we focus on home owners and providers of products and services intended to improve the value and quality of a home.
The table below summarizes our main product portfolio at March 29, 2009:

	NCI’s Publications — Fiscal Year 2009
	Publishing
	Cycles Per	Number of
Publication	Year	Publications
The Real Estate Book (“TREB”)	13	388
Apartment Finder	4/6	114
Unique Homes	6	1
Black’s Guide	2/4	8
New Home Finder/New Homes Journal	4/6	7
Mature Living Choices/Senior Living Choices	2/4	19
Remodeling and Home Improvement	6-12	28
Enclave	4	2
By Design	6/12	3

Resale and New Sales Area
The resale and new sales real estate area is a broad and general category of real estate transactions within which our advertisers target niche consumers, investors or commercial entities with their real estate listings. Our main publications in this area are The Real Estate Book (“TREB”), New Home Finder, Unique Homes, Enclave and By Design.  The revenue generated from our publications in the resale and new sales area was 42.9%, 52.5% and 59.2% of our total consolidated revenue in fiscal years 2009, 2008 and 2007, respectively.

The Real Estate Book
Our flagship brand for over 20 years, TREB is a market leader by volume and popularity among local real estate advertising publications in the United States. TREB generated 69.9% of the resale and new sales total revenue for fiscal year 2009.  We believe that TREB, with a circulation of over six million copies per issue, is the only free-to-the-public real estate publication whose circulation is independently audited and verified through BPA Worldwide, thus assuring value to the local advertiser. BPA Worldwide is a global industry resource that provides independent circulation audits for various media outlets, including magazines.
TREB, by delivering “must-have” information to consumers with respect to the home-buying process (such as a wide selection, clear photographs, well-written copy and agent/broker information), ensures an audience of interested and qualified buyers. TREB’s distribution covers almost 70% of the population in the U.S., including almost every major metropolitan area. TREB has a geographically diverse revenue base. While Georgia, its home state, accounted for 9.4% of TREB’s fiscal year 2009 consolidated revenue (resulting from our significant Direct channel operations in Georgia), the next largest state accounted for approximately 9.3% of our fiscal year 2009 consolidated revenue. Such diversity is very important, as real estate market conditions tend to vary from market to market at various points in time.
TREB also offers a comprehensive and user-friendly real estate website at TheRealEstateBook.com. Additionally, TREB is a major supplier of real estate listings to other real estate sites. TREB is published every four weeks, or 13 times per year, in the majority of its markets.

New Home Finder/New Homes Journal
Published four or six times per year, New Home Finder and New Homes Journal are housing guides for new construction. These comprehensive guides provide help in organizing and simplifying the new home search for homebuyers and offer new home marketers distinctive full-color advertising reach. The publications are distributed free-of-charge and available in Charlotte, Raleigh, Dallas/Ft. Worth, Denver, Greenville/Spartanburg, Orlando, and Kansas City.  New Home Finder is available on the web at NewHomeBook.com.

Unique Homes
We acquired Unique Homes in December 1998. For over 30 years, Unique Homes has featured luxurious real estate throughout the world.  European castles, oceanfront contemporaries, world-class resort properties and luxurious hideaways are showcased in full-color pages in each issue. Unique Homes is a bi-monthly subscription-and newsstand-based publication. Unique Homes currently has over 8,800 paid subscribers and can also be purchased on the newsstand and in bookstores such as Barnes & Noble and Borders. Two-year subscriptions (12 issues) are currently priced at $46.97 and one-year subscriptions (6 issues) are currently priced at $24.97. Unique Homes is available on the Web at UniqueHomes.com.

Enclave
A locally-oriented spin-off of Unique Homes, this publication is published quarterly and distributed in the Atlanta and Dallas markets via direct mail. Enclave provides targeted local exposure for luxury properties.

By Design
By Design encompasses three publications – Home By Design, Your Home and Lifestyle and Life by Design.  These publications are custom marketing tools for real estate agents that are mailed directly to target lists of consumer prospects.

Rental and Leasing Area
In the real estate rental and leasing area, we offer Apartment Finder, Mature Living Choices and Black’s Guide, in which our advertisers target rental and leasing consumers and commercial entities. The revenue generated from our publications in the rental and leasing area was 43.7%, 33.1%, and 29.0% of our total consolidated revenue in fiscal years 2009, 2008 and 2007, respectively.

Apartment Finder
Apartment Finder is the premier digest-size, full-color local rental community publication in North America.  Apartment Finder generated 94.3% of the rental and leasing total revenue for fiscal year 2009. Apartment Finder is distributed in 114 markets with a circulation of approximately 5 million per quarter. Quality apartment homes, including locator maps and directions, are showcased in Apartment Finder in full color. Apartment Finder features long-term, short-term and corporate housing communities. Apartment Finder’s advertiser base is comprised primarily of property management companies. One of our key objectives has been to expand Apartment Finder into many primary major metropolitan markets by opening new books or acquiring existing publications.  We have demonstrated the ability to successfully expand into these larger, more competitive apartment markets with our differentiated product format and quality, our extensive proprietary distribution strategy and our ability to offer our superior product at lower price points than our competitors. Apartment Finder is available on the web at ApartmentFinder.com.

Black’s Guide
Founded in 1978, Black’s Guide is a leading business-to-business commercial real estate print directory and website and the only comprehensive national print and online resource of its kind in the U.S., with 20 separate editions serving eight U.S. real estate markets. Advertisers use the guides to reach their target audience of commercial real estate professionals including brokers, developers, property managers, tenants and others. Its readers regard Black’s Guide as a source of information on office buildings, flex projects (joint office/industrial space) and industrial buildings. The more than 50,000 properties listed in Black’s Guide are each in excess of 10,000 square feet in size.
The guides are a business-to-business advertising-supported medium that is a free circulation publication. More than 48,000 magazines are distributed free of charge annually. All but two market editions are published semiannually. The Atlanta and South Florida guides are published quarterly. Black’s Guide also sells a number of ancillary products and services, including wall maps, reprints, creative services, bus tour books, brochures and other advertising vehicles to support the targeted advertisers. Black’s Guide has regional offices across the U.S. that serve its eight markets. Black’s Guide is available on the web at BlacksGuide.com.

Mature Living Choices/Senior Living Choices
Mature Living Choices is a free comprehensive mature living guide for the active senior citizen. A full-color directory, Mature Living Choices is published quarterly in 14 markets across North America. We believe that it is a leading guide to living options and support services for persons aged 55 years and beyond. Standard formats, including maps and directions, are designed with the senior in mind and make Mature Living Choices a user-friendly housing guide. Mature Living Choices can be found on the web at MatureLivingChoices.com.  We have a second product serving the senior market called Senior Living Choices. It is a free guide of assisted living communities that is distributed in five markets and can be found on the web at SeniorLivingChoices.com.

Remodeling and Home Improvement Area
The remodeling market is a specific category of real estate transactions within which our advertisers target niche consumers with their various remodeling supply and service advertisements. We offer 28 local home design and home improvement publications in various regions in the United States, such as Kansas City Homes & Gardens, Atlanta Homes & Lifestyles and Atlanta Home Improvement. Our revenue generated from this area was 13.4%, 14.4%, and 11.8% of our total consolidated revenue in fiscal years 2009, 2008 and 2007, respectively.
We made nine acquisitions since 2003 to establish a presence in the home design and home improvement real estate markets. Currently, we publish home and design magazines for the Kansas City, Atlanta, Colorado, Seattle, St. Louis, Arkansas, New Hampshire, Las Vegas and New England markets. The publications provide advertisers, who are home furnishers, new homebuilders, home service companies or other similar persons, with a cost-effective medium to reach affluent homeowners and generate leads. The publications are distributed through subscriptions, newsstands and controlled direct mail. We also publish home improvement magazines using our Direct and ID sales channels in 16 markets that are distributed free through our rack distribution network.

Online Complementary Services
Our websites complement the strength of our print publications creating a highly effective multi-channel advertising option for advertisers. Our strategy is to individually market the brand URLs for each of our publications. We are able to leverage our extensive database for the benefit of our online customers. We are also able to provide real time updates on listings which are efficiently distributed to viewers of our websites.
We have joined forces with various major online companies, whose local information focus complements our local residential real estate content, and whose audience is composed of demographics very closely matching the target audience the real estate community desires to reach. We have contractual relationships with leading on-line portals such as New York Times and Wall Street Journal. The increased media exposure through joint advertising and public relation promotions with these search engines and e-commerce companies heightens awareness of our local print products. We are able to leverage our database for the benefit of all customers online. Our branded websites generate more than twenty million unique visitors each year and provide an environment where our advertisers can interact and engage with their customers.
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
We have relationships with over 20 online content distributors. Some relationships are exclusive, meaning the distributor has agreed to refrain from displaying listings from our print competitors. We pay eight of our online distributors a set fee based on volume of traffic delivered to our sites. Five of our online partners share in the revenue from enhanced listings revenue directly proportionate to the leads traffic generated to the Company’s site from the partner site. The remaining content providers simply display our content without any monetary consideration or exclusive restrictions in exchange for being able to provide real estate content to their website visitors.

Business Development
We completed the following acquisitions during fiscal year 2008:
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

Corporate Relocation Resource Center Complementary Services
Our Corporate Relocation Resource Center serves the relocation industry with comprehensive housing information in the form of our portfolio of publications. This service complements all of our publications by directing consumers to the applicable publication that we offer with respect to their needs. Each month more than 2,100 companies, of the 3,900-plus registered, request and receive over 40,000 issues of our publications. We also provide a toll-free Moving Hotline which enables the consumer to order publications directly.

Direct and ID Marketing Channels
We have two marketing channels through which we generate revenue, the Direct channel and the ID channel. In fiscal year 2009, the ID channel and Direct channel accounted for 23.7% and 76.3% of our consolidated revenue, respectively.

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

Distribution Network
We believe that our vast proprietary distribution network is a key competitive advantage. Our network allows us to distribute our publications more efficiently and widely than any print competitor. We distribute approximately ten million copies of our publications each month in an effort to saturate our markets and drive readership and, in turn, results for our advertisers.

We own over 30,000 proprietary outdoor distribution boxes, which have a patented, bird house design. Additionally, we use individual distribution points in high-traffic locations including convenience stores, fast food outlets, nail and hair salons, restaurants and various other retail locations. This market saturation strategy has made Apartment Finder and TREB the leading free publications in North America.
We enter into shorter term contracts with variable rates, which give us the flexibility to efficiently alter our distribution network to maximize readership. As such, management believes that our competition is unwilling and unable to distribute their products as broadly. Thus, our proprietary distribution strategy drives readership and, in turn, superior results for our advertisers.
We continually seek to increase our distribution points through alternative distribution channels. Our online distribution strategy integrates our publications and brands through our websites and other popular websites that enable all brands to receive exposure with each customer visit. It offers a simplified option for viewers to search and locate residential properties throughout North America. The websites generate traffic of more than twenty million unique visitors who view in excess of 500 million properties annually. Additionally, approximately 10,000 publications per month are ordered on the internet through our websites and toll free 1-800 Hotline number.

Intellectual Property
We hold and maintain or have pending applications for numerous trademarks in connection with our various publications. Each publication title is registered or pending registration either with the appropriate state agencies or United States Patent and Trademark Office. U.S. Trademark registrations can be renewed every ten years. Our material trademarks are The Real Estate Book®, Unique Homes® and Apartment Findertm. These trademarks are important to our business because they are the titles of our most widely distributed publications. These and all of our brands enhance brand recognition among the target consumers for our advertisers. We have 44 registered trademarks in total. We also hold the design patents for the bird house design of our distribution boxes that we place in various retail and other sites for our publications. This patent expires August 29, 2009.

Employees
As of March 29, 2009, we had 821 employees, 381 of which were located at our leased corporate headquarters and production facility in Lawrenceville, Georgia. Our employees are allocated among our internal departments as follows: 322 in our sales department; 116 in our corporate department; 259 in our production facility; 34 in our distribution department; and 90 in our customer support department.

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

Foreign Operations
Our only foreign country operation is in Canada. For fiscal years 2009, 2008 and 2007, it generated revenue of approximately $3.0 million, $3.7 million, and $3.2 million, respectively, that is 1.7%, 1.7% and 1.6% of our total consolidated revenue for those years, respectively.

Available Information

Our internet address is www.nci.com. Our internet address is included herein as an inactive textual reference only. The information contained on our website is not incorporated by reference herein and should not be considered part of this report. We file annual, quarterly and current reports, and other information with the Securities and Exchange Commission (“SEC”) and we make available free of charge most of our SEC filings through our website as soon as reasonably practicable after filing with the SEC.

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
Our business is subject to risk and uncertainties including, but not limited to the following specific risks:
We have determined that our goodwill has become impaired and if our goodwill definite or indefinite-lived intangible assets become further impaired we may be required to record a further significant charge to earnings.
Goodwill and intangible assets not subject to amortization are tested for impairment at least annually or more frequent if events and circumstances indicate impairment might have occurred. We review our definite-lived intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Factors that may be considered include a decline in our operating income or results, reduced future cash flow estimates, and slower growth rates in our industry. As a result of continued declines in our consolidated operating income during fiscal year 2009 and the current fair market value of our outstanding debt, we determined that a triggering event under SFAS 142 had occurred as of December 7, 2008. We performed an assessment of goodwill for impairment as of December 7, 2008 on all of our reporting units using the discounted cash flow approach. Our reporting units are the Resale and New Sales unit, the Rental and Leasing unit and the Remodeling and Home Improvement unit. Based on the results of the SFAS 142 assessment, it was determined that there was an indication of impairment in the Resale and New Sales unit and the Remodeling and Home Improvement unit. In accordance with paragraph 22 of SFAS 142, we recorded an estimated noncash impairment charge based on a preliminary assessment in the amount of $85.4 million in our statements of operations for the three periods and nine periods ended December 7, 2008. The step two analysis was completed and resulted in an additional noncash impairment charge of $6.6 million that was recorded in the fourth quarter of fiscal year 2009.
During the fourth quarter of fiscal year 2009, we completed our annual impairment analysis due to continued economic declines. The impairment analysis resulted in an additional impairment charge of $27.5 million in the fourth quarter of fiscal year 2009.  The amounts of the recorded impairment charges during fiscal year 2009 for the Resale and New Sales unit and the Remodeling and Home Improvement unit were $109.2 million and $10.3 million, respectively. The impairment loss relates primarily to the deteriorating global economic conditions and the downturn in the resale and new home markets. A change in the economic conditions or other circumstances influencing the estimate of future cash flows or fair value could result in future impairment charges of goodwill or intangible assets with definite or indefinite lives and could adversely impact our results of operations.

We depend on individual agents in the residential market for existing home sales for substantially all of our revenues in TREB and any industry downturn and consequential decrease in real estate prices in the residential market for existing home sales could adversely impact our financial results.
We generate a significant portion of all of our revenues from the residential real estate market, especially existing home sales, and thus depend on large real estate transaction volume and a stable supply of and demand for residential housing. The real estate market has been historically cyclical and is influenced by three key factors: interest rates, employment and consumer confidence. To the extent that interest rates rise significantly above their current levels, unemployment increases significantly or consumer confidence declines due to economic uncertainties or some other factors then the real estate market could experience further declines and our business would be negatively impacted.
The return on investment (“ROI”) for our advertisers depends on the success rate of actual sales that are closed in comparison to the advertising expenses paid. Whether a real estate sale will actually close depends on factors beyond our control, such as (in addition to the factors mentioned above) the market conditions and preferences, the availability of financing, the personal choices of the people actually making the sale or purchase and other social and economic considerations. If our advertisers experience lower ROI because actual sales decline for reasons beyond our control, they may choose to decrease the level of advertising which would adversely affect our revenues.
Although we believe that the primary driver of advertising and marketing expenditures is the number of home sales per year, downward movements of sale prices in local real estate markets can cause corresponding downward movements in advertising and marketing expenditures. As a result of such decreased expenditures, additional declines in home sale prices could adversely impact our financial position, results of operations, or cash flows.

We rely on our proprietary distribution network as a competitive advantage to effectively and efficiently distribute our publications. Any material hindrance to our ability to distribute our publications effectively and efficiently may materially reduce the market appeal of our publications for advertising.
Our customers look for an efficient and wide distribution network when placing advertisements. Unlike our major direct print competitors that have entered into several multi-year, non-cancelable and long-term contracts that yield relatively high fixed costs and less flexibility to alter their distribution network, we have various low-cost, flexible agreements and arrangements with retail stores, restaurants and other public commercial locations to set up our distribution boxes. In addition, we have arrangements with some of our competitors to use their distribution outlets for our publications. If these various public commercial locations or our competitors do not allow us to set up our distribution network, or significantly raise the costs for us, our ability to effectively and efficiently distribute our publications may be materially impaired. Such impairment may materially reduce the demand from our customers and could adversely impact our financial position, results of operations or cash flows.

If we are unable to meet rapid changes in technology, our services and proprietary technology and systems may become obsolete.
The internet and e-commerce are constantly changing. Due to the costs and management time required to introduce new services and enhancements, we may not be able to respond in a timely manner to competitive innovations. To remain competitive, we must continue to enhance and improve the functionality and features of our online commerce business. Further, to remain competitive, we must meet the challenges of the introduction by our competitors of new services using new technologies or the introduction of new industry standards and practices. In addition, the vendors we use to support our technology may not provide the level of service we expect or may not continue to provide their product or service on commercially reasonable terms or at all. If we fail to meet any of these potential changes or our vendors fail to provide the necessary support to our technology, our financial position, results of operations or cash flows could be negatively impacted.

The market for our products and services is highly competitive.
The market for our products and services is dispersed throughout North America. Generally, newspapers, the yellow pages and free guides dominate the local print market and represent our main competitors. Many of these publishers have a strong local distribution base and traditional readership.
Another class of competitors that have a potentially significant distribution base are various websites that focus on real estate sales. Since the cost of entry into our business is relatively low, we may face increased competition from other publications, whether paper or online. In addition, our current and potential competitors may have greater financial, technical, operational and marketing resources. Competitive pressures may also force prices for our service to go down which may adversely affect our financial position, results of operations or cash flows.

Any significant increase in paper, ink or printing plate costs would cause our expenses to increase significantly.
Because of our print products, direct mail solicitations and product distributions, we incur substantial costs for paper, ink and printing plates, which are aluminum plates that capture the images that are transferred to our printing presses. We do not currently use forward contracts to purchase paper and, therefore, we are not protected against fluctuations in paper prices. In addition, we currently have a contract that satisfies our ink requirements through March 2010.  Finally, we currently have a contract that satisfies our printing plates requirements through January 2011.  If we cannot renew our existing agreements and/or pass increased costs for paper, ink or printing plates through to our customers, our financial position, results of operations, or cash flows could be adversely affected.

A further downturn in the economy or unexpected macroeconomic event could increase the adverse impact on our advertising revenue, a substantial portion of which is derived from our free publications.
Our customers have reduced their marketing and advertising budgets in response to the general economic downturn in the United States. The longer the economic downturn continues, the more likely it becomes that our customers will make additional reductions to their marketing and advertising budgets. Any further decrease in our customers’ marketing and advertising budgets would likely result in an additional reduction in the demand for advertising in our publications and on our websites. Despite our efforts to diversify our publications, a substantial portion of our revenue is generated from the sale of advertising in our free publications, which include TREB and Apartment Finder. Any deepening of the downturn in the real estate market can negatively affect our revenue.  Furthermore, an unexpected event such as a terrorist attack, labor strike, natural catastrophe or general economic weakness can adversely affect the advertising demand for these publications and, in turn, could adversely impact our financial position, results of operations or cash flows.

Our success and growth depend to a significant degree upon the protection of our intellectual property rights.
As a media company we have a significant intellectual property portfolio, especially copyrights and trademarks, and have allocated considerable resources toward intellectual property maintenance, prosecution and enforcement. For example, we hold and maintain or have pending applications for numerous trademarks in connection with our various publications, such as TREB. We have 44 registered trademarks in total. We also hold the design patents for the bird house design of our distribution boxes that we place in various retail and other sites for our publications. In addition, we continuously develop and create proprietary software to enhance our ability to effectively and efficiently update the listings in our online and print publications. For example, our advertising management system technology was developed by us to easily track new and updated listings. We may be unable to deter infringement or misappropriation of our data and other proprietary information, detect unauthorized use or take appropriate steps to enforce our intellectual property rights. Any unauthorized use of our intellectual property could make it more expensive for us to do business and consequently harm our business and adversely impact our financial position, results of operations or cash flows.

A loss of production capacity at our in-house printing facilities could adversely impact our results of operations and financial position.
We produce the vast majority of our products at our printing facilities located at our headquarters in Lawrenceville, Georgia. We generally house approximately a one-month supply of paper, six printing presses and other materials necessary to produce our publications at these facilities. To the extent that an unexpected event such as a fire, explosion or natural catastrophe occurs at our in-house printing facilities, we could experience significant delays in the production and delivery of our products to our customers. In addition, we may be forced to engage an independent third-party publisher to produce our publications at higher costs. The engagement of an independent third-party publisher would reduce our revenues and require an additional expenditure of capital by us and would negatively impact our margins. As a result, our financial position, results of operations or cash flows could be adversely impacted.

Loss of key personnel could impair our success.
We benefit from the leadership, experience and business relationships of our senior management team, and we depend on their continued services in order to successfully implement our business strategy. Although we have entered into employment agreements with our Chief Executive Officer and Chief Financial Officer, they and other key personnel may not remain in our employment. The loss of key personnel or our inability to attract new personnel could have a material adverse effect on our business, financial position, results of operations or cash flows.
We also employ approximately 322 people in our sales force and depend on their ability to generate advertising for our publications and websites. A significant loss of such sales force may adversely affect our revenue which would adversely impact our financial position, results of operations or cash flows.

We are subject to state use taxes. If our distribution arrangements with our independent distributors are characterized as a sale of publications as opposed to a distribution arrangement, we could be subject to higher use taxes from the state tax authorities.
We sell advertising space through our independent distributors and distribute our publications to the distribution boxes in various states through such independent distributors. Based on this arrangement, we pay certain state use taxes on the production costs of our publications, because we do not view our arrangement with the independent distributors as a sale of our publications to such independent distributors. We cannot guarantee that state tax authorities will agree with our view on the arrangements with our independent distributors in the future. If state tax authorities were successful in characterizing our arrangements as a sale of the publications to the independent distributors for tax purposes, we may be subject to significantly higher state use taxes. Such higher taxes may have a material adverse impact on our financial position, results of operations or cash flows.

Our arrangement with our independent distributors and independent contractors may become subject to various additional federal and state regulatory laws that do not affect the current operations.
Currently, certain federal and state regulatory laws, including laws related to antitrust, franchises, employment and tax, do not regulate our arrangements with our independent distributors and independent contractors. We do not believe our arrangements should be regulated under such federal and state regulatory schemes. However, we cannot guarantee that the federal and state regulatory authorities will continue to agree that such regulatory scheme is not applicable to our arrangements with the independent distributors and independent contractors. If we are subject to various other burdensome federal or state regulatory schemes (such as certain registration or filing requirements), such additional costs and efforts may negatively impact our financial position, results of operations or cash flows.

To the extent we consummate acquisitions in the future, there will be integration risk.
The process of integrating acquired businesses into our existing operations may result in unforeseen difficulties and liabilities and may require a disproportionate amount of resources and management attention. Difficulties that we may encounter in integrating the operations of acquired businesses could have a material adverse effect on our financial position, results of operations or cash flows. Moreover, we may not realize any of the anticipated benefits of an acquisition and integration costs may exceed anticipated amounts. In addition, acquisitions of businesses may require us to assume or incur additional debt financing, resulting in additional leverage.

We have substantial indebtedness which consumes a substantial portion of the cash flow that we generate.
A substantial portion of our cash flow is dedicated to the payment of interest on indebtedness which reduces funds available for capital expenditures and business opportunities and may limit our ability to respond to adverse developments in our business or in the economy.

Our internal control over financial reporting and our disclosure controls and procedures may not prevent all possible errors that could occur.  Internal control over financial reporting and disclosure controls and procedures no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control systems objective will be met.
We made evaluations of our internal control over financial reporting and our disclosure controls and procedures which included a review of the objectives, design, implementation and effects of the controls and information generated for use in our periodic reports.  We performed the system and process evaluation and testing to comply with the management certification requirements of Section 404 of the Sarbanes Oxley Act of 2002.
We assessed the effectiveness of our internal control over financial reporting as of March 29, 2009 and have found that material weaknesses existed in our internal control over financial reporting.  Our assessment identified the following material weaknesses in our internal control over financial reporting:
1.	Deficiencies existed in our information technology (“IT”) environment due to untimely removal of network access for terminated employees.
2.	Deficiencies existed in maintaining adequate controls over certain key spreadsheets used in our financial reporting process including review of these spreadsheets.

A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be satisfied.  Internal control over financial reporting and disclosure controls and procedures are designed to give a reasonable assurance that they are effective to achieve their objectives.  We cannot provide absolute assurance that all of our possible future control issues will be detected.  These inherent limitations include the possibility that judgments in our decision making can be faulty, and that isolated breakdowns can occur because of simple human errors or mistakes.  The design of our system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed absolutely in achieving our stated goals under all potential future or unforeseeable conditions.  Because of inherent limitations in a cost-effective control system, misstatement due to error could occur and not be detected.

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

Item 1B.               Unresolved Staff Comments
None.

Item 2.                 Properties
We do not own any real estate properties. Our principal leased properties are our corporate headquarters and production facility in Lawrenceville, Georgia and over 60 field offices located in the United States for our Direct sales channel publications.

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

Item 4.                 Submission of Matters to a Vote of Security Holders
None.

PART II

Item 5.                 Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
We are wholly-owned by Gallarus Media Holdings, Inc. (“GMH”), which is a wholly-owned subsidiary of GMH Holding Company (“GMHC”), a privately owned corporation. There is no public trading market for our equity securities or for those of GMH or GMHC. As of March 29, 2009, GMHC’s common shares are held by Court Square Capital Partners, certain members of management and other external investors. See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”
We have not paid any dividends in fiscal years 2009 and 2008.  Our senior credit facility contains customary restrictions on our ability, GMHC’s ability and the ability of certain of our subsidiaries to declare or pay any dividends. The indenture governing our Senior Notes due 2013 and the notes issued by GMH to Citicorp Mezzanine III, L.P. contain customary terms restricting our ability and the ability of certain of our subsidiaries to declare or pay any dividends.

Item 6.                 Selected Financial Data
The following table sets forth our selected historical consolidated financial data as of the dates and for the periods indicated.  We derived the consolidated balance sheet data as of March 29, 2009 and March 30, 2008 and the consolidated statements of operations and consolidated statements of cash flows data for the fiscal years ended March 29, 2009, March 30, 2008 and March 25, 2007, from the Consolidated Financial Statements included herein. We derived the consolidated balance sheet data as of March 25, 2007, March 26, 2006, and March 27, 2005 and the consolidated statements of operations and consolidated statements of cash flows data for the fiscal years ended March 26, 2006 and March 27, 2005 from audited Consolidated Financial Statements.  You should read the data presented below together with, and qualified by reference to, our consolidated financial statements and related notes and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” each of which is included herein. The results of operations shown below may not be indicative of future results.

On January 7, 2005, we were acquired by CVC (now known as Court Square Capital Partners). For financial reporting purposes, the effective date of the acquisition was January 7, 2005 and our results of operations presented in the statements of operations showing in the below table have been separated as pre-January 7 and post-January 7 due to a change in basis of accounting in the underlying assets and liabilities. We refer to our results prior to January 7, 2005 as results for the “Predecessor Company” and we refer to our results after January 7, 2005, as results for the “Successor Company”.

	Fiscal 2009	Fiscal 2008	Fiscal 2007	Fiscal 2006	Fiscal 2005
	Successor	Successor	Successor	Successor	Successor	Predecessor
(Dollars in thousands)	Fiscal Year Ended March 29, 2009	Fiscal Year Ended March 30, 2008	Fiscal Year Ended March 25, 2007	Fiscal Year Ended March 26, 2006	Period From January 7, 2005 to March 27, 2005	Period From March 29, 2004 to January 6 2005

Statement of Operations Data:
Revenue	$181,216	$223,726	$203,739	$176,522	$29,054	$109,748
Cost of sales (exclusive of production depreciation and software amortization expense shown separately below)	127,961	150,200	134,749	116,674	19,660	70,577
Production depreciation and software amortization	5,177	5,085	9,544	9,784	2,036	3,245
Gross profit	48,078	68,441	59,446	50,064	7,358	35,926
Selling, general & administrative expenses	20,626	24,399	22,640	20,234	4,107	13,989
Nonproduction depreciation and software amortization	1,819	1,786	3,353	3,438	715	1,140
Amortization of intangibles	17,025	17,151	15,411	15,049	3,279	6,128
Impairment loss	119,522	—	—	—	—	—
Operating (loss) income	(110,914)	25,105	18,042	11,343	(743)	14,669
Interest expense, net	(28,992)	(34,400)	(28,748)	(28,560)	(4,716)	(7,247)
(Loss) gain on derivatives	—	—	(7)	6	—	418
Other income, net	77	70	55	5	109	42
(Loss) income from continuing operations before benefit (provision) from income taxes	(139,829)	(9,225)	(10,658)	(17,206)	(5,350)	7,882
Benefit (provision) for income taxes	14,418	3,047	4,831	6,186	1,926	(3,203)
Net (loss) income from continuing operations	(125,411)	(6,178)	(5,827)	(11,020)	(3,424)	4,679
Income (loss) from discontinued operations, net of tax	—	—	9	19	21	(63)
Loss on disposal of discontinued operations, net of tax	—	—	(121)	—	—	—
Net (loss) income	$(125,411)	$(6,178)	$(5,939)	$(11,001)	$(3,403)	$4,616

	Fiscal 2009	Fiscal 2008	Fiscal 2007	Fiscal 2006	Fiscal 2005

Balance Sheet Data (at end of fiscal year):
Cash and cash equivalents	$2,585	$6,716	$9,338	$16,418	$4,091
Total assets	372,857	514,945	507,697	509,385	480,704
Total debt and long-term obligations	285,709	286,629	262,324	252,345	211,891
Total stockholders’ equity	42,529	168,046	174,203	180,071	190,975
Other Financial Data:
Capital expenditures	6,035	6,185	7,144	5,085	6,117
Net cash provided by operating activities	9,749	17,754	17,645	22,069	20,182
Net cash used in investing activities	(7,718)	(39,271)	(30,297)	(36,821)	(263,795)
Net cash (used in) provided by financing activities	(6,162)	18,895	5,572	27,080	246,461

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of our Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements and notes thereto included as part of this Form 10-K. This report contains forward-looking statements that are based upon current expectations. We sometimes identify forward-looking statements with such words as “may”, “will”, “expect”, “anticipate”, “estimate”, “seek”, “intend”, “believe” or similar words concerning future events. The forward-looking statements contained herein, include, without limitation, statements concerning future revenue sources and concentration, gross profit margins, selling, general and administrative expenses, capital resources, additional financings or borrowings and the effects of general industry and economic conditions; and are subject to risks and uncertainties including, but not limited to, those discussed below and elsewhere in this Form 10-K that could cause actual results to differ materially from the results contemplated by these forward-looking statements. We also urge you to carefully review the risk factors set forth in other documents we file from time to time with the SEC.
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
We have 13 reporting periods in each fiscal year. The first, second and third quarters each contain three periods, or twelve weeks each, and the fourth quarter contains four periods, or sixteen weeks.  Our fiscal year ends on the last Sunday of March of each year. The following discussion includes comparisons of our fiscal years ended March 29, 2009, March 30, 2008 and March 25, 2007.

Overview of Operations
We are one of the largest and most diversified publishers of information for the local real estate market in North America. Through our extensive proprietary network of online and print distribution points, we provide critical local information to consumers involved in buying, leasing and renovating a home. Our reader base selects our print and online publications almost exclusively for the extensive advertisements, and, as a result, we are able to provide high quality leads at an effective cost to our advertisers, which are comprised of agents, property management companies, new home builders and home renovation products and service providers. In fiscal year 2009, we believe that we generated over ten million leads for our advertisers. We operate in over 550 targeted markets which may overlap geographically across the U.S. and Canada, and have a monthly print and online reach of over 30 million potential consumers seeking to buy, rent or renovate their homes. The predominant content in our publications is advertisements, and our two largest publications are 100% advertisement based. In the resale home market, our flagship brand, TREB, is the largest real estate advertising publication in North America. In the leasing market, we provide residential and commercial leasing listings, primarily through Apartment Finder and Black’s Guide. In the home improvement market, we are the largest publisher of local and regional design magazines for the luxury market, including Kansas City Homes & Gardens, Atlanta Homes & Lifestyles, Colorado Homes & Lifestyles, Mountain Living and New England Home. We believe that our focus on the three largest and most diversified areas of the housing market can help lessen our exposure to a downturn in any specific area.

We distribute our printed publications through an extensive rack distribution network, comprised of high traffic locations in areas frequented by our target consumers. In addition, we maintain more than 30,000 uniquely shaped proprietary sidewalk distribution boxes. For those products targeting affluent consumers and businesses, we utilize sophisticated database management and customer acquisition tools in order to develop highly targeted direct mail distribution. We also distribute all of our content — including our database of more than 1.8 million homes and apartments — online to our advertisers. We maintain a proprietary online network which has over two million unique visitors each month. In addition, we distribute our content to over twenty online distribution partners, including Trulia and BobVila.com with a monthly reach of over 47 million online users. We believe our combined online and print distribution network, which is provided to advertisers at one all-inclusive cost, drives exceptional results for our advertisers.
We have two marketing channels through which we generate revenue, the Independent Distributor (“ID”) channel and the Direct channel. In our ID channel, the independent distributor is responsible for selling the advertising, collecting listings from agents/brokers and distributing publications in a specific geographic market. In our Direct channel, we sell the advertising, collect the listings from the agents/brokers, create and print the publications and distribute the publications. In fiscal year 2009, the ID channel and Direct channel accounted for 23.7% and 76.3% of our total consolidated revenue, respectively.
As of March 29, 2009, we had 821 employees, 381 of which were located at our corporate headquarters and production facility in Lawrenceville, Georgia, a suburb of Atlanta.
We believe the key drivers of our financial performance are:

•	advertising volume;

•	expansion into other local real estate markets;

•	strong brand recognition; and

•	per unit cost to produce our publications.

Business Trends
External real estate market conditions continue to be in flux. Our management team focuses on several key indicators, which include annual sales volume of existing homes and the months of supply of unsold homes; the Market Tightness Index compiled by the National Multi Housing Council, the Remodeling Market Index compiled by the National Association of Home Builders, and interest rates and the growth in consumer debt.

•
Sales volume of existing homes and months of supply of unsold homes – Indicators for the resale and new home markets experienced significant weakness throughout our fiscal year 2009.  Although the housing data has shown some improvement recently, as evidenced by a 6.7% increase in the Pending Home Sales Index in April 2009, activity levels remain below prior year levels.  The inventory of unsold existing homes stood at 10.2 months in April 2009, down from 11.3 months in the prior year.  April 2009 sales of existing homes fell to a 4.7 million annual sales rate from an annual rate of 4.9 million in April 2008. Approximately 45% of current year transactions are foreclosures or other distressed property sales.  The median price of an existing home sold in April 2009 was down more than 15% compared to April of the prior year.  The annualized rate of new home sales in April 2009 was 352,000, a decline of 181,000 homes or 34% from the prior year.  The months supply of inventory of new homes decreased from 10.4 months in April 2008 to 10.1 months in April 2009, while at the same time the median price of a new home declined by over 11%.  We experienced a significant decline in our TREB business during fiscal year 2009, including in our fiscal fourth quarter.  Although we get some benefit from the geographic diversity of our TREB markets and the fact that real estate is a very local business, the current housing downturn and dislocation in the mortgage finance market are impacting all regions of the United States and the overwhelming majority of our TREB books.

•
The Market Tightness Index – The National Multi Housing Council’s (“NMHC”) Market Tightness Index in April 2009 stood at 16, an increase from 11 in January 2009 but down from an index of 44 in April 2008. A reading above 50 indicates that markets are experiencing higher occupancy rates and higher rental rates.  The national vacancy rate for investment-grade apartments stood at 7.6% in March 2009.  Same store rents for professionally managed apartments declined by 2.8%, the biggest decline in 15 years.  Multi-family permits, starts and completions in the first quarter of calendar year 2009 were down compared to the prior calendar year by 49%, 52% and 17%, respectively.  As a result, our expectation is that there will not be a meaningful increase in apartment inventories in the coming twelve months.  We continued to record growth for Apartment Finder during fiscal year 2009, however the rate of growth slowed in the fourth quarter as market conditions weakened.

•
The Remodeling Market Index – The National Association of Home Builders (“NAHB”) Remodeling Market Index rose in the first quarter of calendar year 2009 to 34.5 from a reading of 25.5 in the fourth quarter of calendar year 2008.  The index had declined from 41.8 in the first quarter of calendar year 2008 to the 25.5 level in the fourth quarter of the same year reflecting a material decline in the level of remodeling activity.  The index measures remodelers’ perception of market demand for current and future residential remodeling projects, which are a key driver for our home design and improvement titles.  Any index reading over 50 indicates that the majority of remodelers view market conditions as improving.  Although the interest rate environment remains favorable, financing for home improvement projects is compromised by lenders tightening credit standards for mortgages and home equity lines of credit.  The continuing decline in home values has reduced home equity levels and negatively impacted the willingness of consumers to invest in home remodeling and improvement projects.  We had a meaningful decline in the revenue generated by our home design and home improvement titles in fiscal year 2009, especially in the fourth quarter.

Revenue
Our principal revenue earning activity is related to the sale of online and print advertising by both ID as well as direct sales to customers through Company-managed distribution territories.  Independent distributors are contracted to manage certain distribution territories on behalf of NCI.  We maintain ownership of all magazines and distribution territories.  Revenue recognition for print and online products are consistently applied within Company-managed and ID-managed distribution territories as described below.  These revenue arrangements are typically sold as a bundled product to customers and include a print ad in a publication as well as an online advertisement.  We bill our customers a single negotiated price for both elements.  In accordance with EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables, we separate our deliverables into units of accounting and allocate consideration to each unit based on relative fair values.  We recognize revenue for each unit of accounting in accordance with SEC Staff Accounting Bulletin Number 104, Revenue Recognition.  Paid magazine subscriptions are recorded as unearned revenue when received and recognized as revenue over the term of the subscription.

Costs
Operating expenses include cost of sales; depreciation and amortization; and selling, general and administrative expenses (“SG&A”). Cost of sales include all costs associated with our Georgia production facility, our outsourced printing which are the costs we pay to third party printers to print books not manufactured in our Georgia production facility, our field sales operations, field distribution operations, online operations and bad debt. SG&A include all corporate departments, corporate headquarters, and the management of the publications.

Our operating expense base, excluding the noncash impairment loss, consists of almost 75% fixed costs. These expenses relate to our production facility in Georgia, our national distribution network and our sales management infrastructure. The remaining 25% of operating expenses are variable and relate to paper, ink, sales commissions, performance-based bonuses, bad debt and third party production expenses. Costs related to our workforce are the largest single expense item, accounting for almost 38% of our total operating expense base. The second largest expense item, which accounts for approximately 18% of our total expense base, is the costs associated with producing our publications. We expect to be able to continue to manage our expense growth to levels consistent with past years.

Depreciation and Amortization
Depreciation costs of computer, equipment and software relate primarily to the depreciation of our computer hardware and software developed for internal use or purchased, as well as property, plant and equipment.  The depreciation and amortization of equipment and software associated with production is shown separately from our cost of sales in our statement of operations.  The amounts of depreciation and amortization expense related to production equipment and software for the fiscal years ended March 29, 2009, March 30, 2008 and March 25, 2007 were $5.2 million, $5.1 million and $9.5 million, respectively.  Depreciation and amortization expense related to nonproduction equipment and software are shown separately from the selling, general and administrative expenses in our statement of operations.  The amounts of depreciation and amortization expense related to nonproduction equipment and software for the fiscal years ended March 29, 2009, March 30, 2008, and March 25, 2007 were $1.8 million, $1.8 million and $3.4 million, respectively.  Depreciation for computer, equipment and software as well as property, plant and equipment is calculated on a straight-line basis over the expected useful life of the related asset class. Leasehold improvements and leased assets are amortized over the shorter of their estimated useful life or lease term.
Amortization costs relate to the amortization of intangible assets.  Our two largest intangible assets are our independent distributor agreements and trademarks/trade names.  The value and expected useful lives of our larger intangible assets (trademarks, trade names, independent distributors and advertiser lists) were determined by management by identifying the remaining useful life of the components of each asset combined with a reasonable attrition rate and a reasonable expectation for increase in revenue by each component.  Certain markets experience a lower attrition rate.  This has contributed to intangible lives in excess of 15 years.  Amortization is calculated on a straight-line basis over the expected useful life of the intangible asset.

Interest Income and Interest Expense
Interest income consists primarily of interest income earned on our cash balances and interest earned on notes receivable. Interest expense consists of interest on outstanding indebtedness, interest on capital leases, amortization of deferred financing costs and amortization of debt discounts.

Income Taxes
The following table sets forth the income tax benefit and effective tax rate for the fiscal years ended March 29, 2009 and March 30, 2008:

	Fiscal Year Ended
(Dollars in thousands)	March 29, 2009	March 30, 2008

Income tax benefit	$14,418	$3,047
Effective tax rate	10.3%	33.0%

Income tax benefit consists of current and deferred income taxes.  The difference in effective income tax rates is due primarily to the impact of the noncash goodwill impairment charges, which were recorded in the third and fourth quarters of fiscal year 2009 in addition to nondeductible expenses relative to the level of net loss before taxes between the two periods partially offset by a deduction related to domestic manufacturing activities.  Also, we have nondeductible expenses related to meals and entertainment and certain interest expenses related to senior subordinated debt.  We are subject to taxation in the United States of America (for federal and state) and Canada.

Discontinued operations
We reported income before taxes of $0.015 million from discontinued operations for the fiscal year ended March 25, 2007.  The sale of the Corporate Choices magazine during the fiscal year ended March 25, 2007 resulted in a write-down of $0.21 million, net of income tax benefit of $0.08 million, included in the loss on sale from discontinued operations as discussed in Note 7 of the notes to the consolidated financial statements.

Comparison of Fiscal Year Ended March 29, 2009 to the Fiscal Year Ended March 30, 2008
The following table sets forth a summary of our operations and its percentages of the total consolidated revenue (in thousands) for fiscal years 2009 and 2008 from our three business areas. These three areas are: (i) resale and new sales; (ii) rental and leasing; and (iii) remodeling and home improvement. The resale and new sales area includes The Real Estate Book (“TREB”), New Home Finder, Unique Homes, Enclave and By Design. Our rental/leasing area includes Apartment Finder, Mature Living Choices, and Black’s Guide. Our remodeling and home improvement area includes all of our home & design and home improvement publications.

	Fiscal Year Ended
	March 29, 2009		March 30, 2008
(Dollars in thousands)	Amount	%	Amount	%

Resale and new sales	$77,835	42.9%	$117,369	52.5%
Rental and leasing	79,149	43.7%	74,038	33.1%
Remodeling and home improvement	24,232	13.4%	32,319	14.4%
Total revenue	181,216	100.0%	223,726	100.0%
Costs and expenses:
Cost of sales (including production depreciation and software amortization)	133,137	73.4%	155,285	69.4%
Selling, general and administrative (including nonproduction depreciation and software amortization)	22,446	12.4%	26,186	11.7%
Amortization of intangibles	17,025	9.4%	17,151	7.7%
Impairment loss	119,522	47.1%	—	—
(Loss) income from operations	$(110,914)	(42.3)%	$25,104	11.2%

For fiscal year 2009, total revenue was $181.2 million, a decrease of $42.5 million, or 19.0%, from $223.7 million in fiscal year 2008.  Our resale and new sales area declined by $39.6 million or 33.7% from $117.4 million in fiscal year 2008 to $77.8 million in fiscal year 2009.  Our rental and leasing showed year-over-year revenue growth of $5.1 million or 6.9% from $74.0 million in fiscal year 2008 to $79.1 million in fiscal year 2009.  Our remodeling and home improvement area decreased by $8.1  million or 25.1% from $32.3 million in fiscal year 2008 to $24.2 million in fiscal year 2009.  The declines in the resale and new sales area and the remodeling and home improvement area were due to the weak economic conditions in the real estate markets.

Revenue from TREB accounted for $54.4 million, or 69.9%, of the resale and new sales area revenue in fiscal year 2009 compared to $86.5 million, or 73.7%, in fiscal year 2008. The TREB revenue showed a fiscal year-over-year decline of $32.1 million, or 37.1%. The decline was driven by a reduction in the number of advertisers and an accompanying drop in advertising page count as well as a reduction in the number of publications. The ID channel accounted for $37.6 million, or 69.1%, of total TREB sales in fiscal year 2009 compared to $57.5 million, or 66.7%, in fiscal year 2008. The TREB Direct channel generated $16.8 million, or 30.9%, of total TREB sales in fiscal year 2009 compared to $28.8 million, or 33.3% in fiscal year 2008. The decline of the Direct channel in fiscal year 2009 was the result of a reduction in ad page volume and some market consolidations.  Likewise, the ID channel drop in fiscal year 2009 was primarily due to page volume shrinkage and a reduction in the number of active markets. A second key driver of the resale and new sales area was the performance of Unique Homes and Enclave which together posted revenue of $5.6 million in fiscal year 2009 compared to $8.8 million in fiscal year 2008.  The slowdown in the volume of transactions in the luxury market reduced real estate agents marketing budgets which resulted in ad page decline for these publications.  Also, two Enclave markets were closed during fiscal year 2009.  New Home Finder posted revenue of $5.7 million in fiscal year 2009 compared to $9.1 million in fiscal year 2008.  The decline of $3.4 million or 37.4% was due to a decrease in the number of advertisers and a drop in advertising page count as a result of the economic downturn in the real estate market, as well as the closure of two markets in fiscal year 2009.

Apartment Finder accounted for $74.6 million, or 94.3%, of the revenue of the rental and leasing area in fiscal year 2009 compared to $67.6 million or 91.3% in fiscal year 2008. Apartment Finder posted fiscal year-over-year revenue growth of $7.0 million, or 10.4%. The growth was the result of the increase in the advertiser base in our existing publications, opening new markets and the full year impact of our acquisitions completed during fiscal year 2008. We generated $2.0 million in revenue in fiscal year 2009 from acquisitions made during fiscal year 2008.  Black’s Guide, which accounted for 3.8% of the revenue for the rental and leasing area in fiscal year 2009, had revenue of $3.0 million, which was down $0.8 million or 21.1% from $3.8 million in fiscal year 2008. The decline in Black’s Guide revenue was the result of reducing the number of markets from 16 to 8 to maximize profitability.

Revenue for our remodeling and home improvement area in fiscal year 2009 was $24.2 million, which was a decrease of $8.1 million or 25.1% compared to fiscal year 2008 revenue of $32.3 million. The decline was the result of advertisers reducing their marketing expenditures in response to the deteriorating conditions in the job market, stock market and consumer confidence that began in October 2008. Our publications in this area include: Kansas City Homes & Gardens, Accent Home & Garden, At Home In Arkansas, Relocating in Las Vegas, New England Home, Relocating in St. Louis, regional Home Improvement magazines, and the Homes & Lifestyles magazines.

Cost of sales. Cost of sales for fiscal year 2009 was $128.0 million, which represents a decrease of $22.2 million, or 14.8%, compared to $150.2 million in fiscal year 2008. Labor and related expenses were $55.2 million compared to $66.7 million in fiscal year 2008, a decrease of $11.5 million or 17.2%. Labor and related expenses of our production facility in Georgia were $14.7 million compared to $18.4 million in fiscal year 2008. Such decrease was incurred in conjunction with a drop in advertising page and book volume and reductions in headcount. The total 2009 year-over-year non-commission labor expense growth from the acquisitions completed during fiscal year 2008 was $0.7 million.  The expense for paper during fiscal years 2009 and 2008 was $16.4 million and $19.8 million, respectively, that was a decrease of $3.4 million or 17.2%. Other costs of the production facility in fiscal year 2009 were $6.3 million compared to $7.7 million in fiscal year 2008, a decrease of $1.4 million or 18.2%. Outside production expenses decreased to $8.2 million in fiscal year 2009 from $10.1 million in fiscal year 2008. The decrease of $1.9 million or 18.8% was due to a decline in page counts and press quantities for our remodeling and home improvement titles which are not printed in our Lawrenceville facility, as well as the transfer of Apartment Finder and New Home Finder books from external printers to our Lawrenceville facility.

Production depreciation and software amortization expense. Production depreciation and amortization expense was $5.2 million in fiscal year 2009, an increase of $0.1 million, or 2.0%, from $5.1 million in fiscal year 2008.  The increase reflects computer software and other assets purchased in fiscal year 2009 offset by computer software assets fully depreciated during fiscal year 2009.

Selling, general and administrative expenses. SG&A expenses were $20.6 million in fiscal year 2009 compared to $24.4 million in fiscal year 2008, a decrease of $3.8 million, or 15.6%. Labor and related expenses were $10.6 million in fiscal year 2009 and $13.4 million in fiscal year 2008, a decrease of $2.8 million, or 20.9%. The decrease in labor and related expenses reflects a reduction in headcount during fiscal year 2009 based on cost reduction initiatives. Legal fees and professional fees decreased by $0.7 million or 41.2% to $1.0 million in fiscal year 2009 compared to $1.7 million in fiscal year 2008.

Nonproduction depreciation and software amortization expense.  Depreciation expense and software amortization related to nonproduction equipment was flat at $1.8 million in fiscal year 2009 compared to fiscal year 2008.

Amortization of intangibles. Amortization expense for fiscal year 2009 was $17.0 million, which was a decrease of $0.2 million, or 1.2%, compared to $17.2 million in fiscal year 2008. The decrease in amortization expense was primarily related to the intangible assets fully amortized during fiscal year 2009.

 Gross Profit. Our gross profit decreased by $20.3 million or 29.7% from $68.4 million in the fiscal year 2008 to $48.1 million in fiscal year 2009. The decrease was mainly related to the decline in revenues of $42.5 million in fiscal year 2009 compared to fiscal year 2008, partially offset by a decrease in the cost of sales of $22.2 million. The gross profit percentage for fiscal year 2009 was 26.5% compared to 30.6% in the prior year. The decrease was mainly attributable to the impact of fixed costs on our cost of sales including an increase in bad debt expense of $1.6 million or 50.7% in fiscal year 2009 compared to the prior fiscal year as a result of lower collection rates on amounts due from our customers in fiscal year 2009 compared to fiscal year 2008.

Net interest expense. Net interest expense for fiscal year 2009 was $29.0 million, a decrease of $5.4 million or 15.7% compared to $34.4 million in fiscal year 2008.  The decrease was the result of the decline in the interest rate on our term loan facility and the reduction in the balance of our term loan facility as a result of principal payments of $5.7 million made during fiscal year 2009.

Impairment loss.  As of December 7, 2008, we determined that a triggering event under SFAS 142 had occurred and as a result, we performed an assessment of goodwill for impairment. Our reporting units are the Resale and New Sales unit, the Rental and Leasing unit and the Remodeling and Home Improvement unit. Based on the results of the SFAS 142 assessment, we determined that there was an indication of impairment in the Resale and New Sales unit and the Remodeling and Home Improvement unit. Accordingly, we recorded an estimated noncash impairment charge based on a preliminary assessment in the amount of $85.4 million in our statements of operations for the three periods and nine periods ended December 7, 2008. The step two analysis was completed and resulted in an additional noncash impairment charge of $6.6 million that was recorded in the fourth quarter of fiscal year 2009. During the fourth quarter of fiscal year 2009, we completed our annual impairment analysis due to continued economic declines. The impairment analysis resulted in an additional impairment charge of $27.5 million in the fourth quarter of fiscal year 2009.  The amounts of the recorded impairment charges during fiscal year 2009 for the Resale and New Sales unit and the Remodeling and Home Improvement unit were $109.2 million and $10.3 million, respectively. The impairment loss relates primarily to the deteriorating global economic conditions and the downturn in the resale and new home markets.

Net loss. Due to the factors described above, we reported a net loss of $125.4 million in fiscal year 2009, a decrease of $119.2 million from a net loss of $6.2 million in fiscal year 2008.  Excluding the impairment loss of $119.5 million, our net loss decreased by $0.3 million in fiscal year 2009 compared to fiscal year 2008.

Comparison of Fiscal Year Ended March 30, 2008 to the Fiscal Year Ended March 25, 2007
The following table sets forth a summary of our operations and its percentages of total consolidated revenue (in thousands) for fiscal years 2008 and 2007 from our three business areas. These three areas are: (i) resale and new sales; (ii) rental and leasing; and (iii) remodeling and home improvement. The resale and new sales area includes The Real Estate Book (“TREB”), New Home Finder, Unique Homes, Enclave and By Design. Our rental/leasing area includes Apartment Finder, Mature Living Choices, and Black’s Guide. Our remodeling home improvement area includes all of our home & design and home improvement publications. The results of operations related to our discontinued operations (discussed in Note 7 of our consolidated financial statements) have been omitted from the table below.

	Fiscal Year Ended
	March 30, 2008		March 25, 2007
(Dollars in thousands)	Amount	%	Amount	%

Resale and new sales	$117,369	52.5%	$120,579	59.2%
Rental and leasing	74,038	33.1%	59,159	29.0%
Remodeling and home improvement	32,319	14.4%	24,001	11.8%
Total revenue	223,726	100.0%	203,739	100.0%
Costs and expenses:
Cost of sales (including production depreciation and software amortization)	155,285	69.4%	144,293	70.8%
Selling, general and administrative (including nonproduction depreciation and software amortization)	26,186	11.7%	25,993	12.8%
Amortization of Intangibles	17,151	7.7%	15,411	7.5%
Income from operations	$25,104	11.2%	$18,042	8.9%

For fiscal year 2008, total revenue was $223.7 million, an increase of $20.0 million, or 9.8%, from $203.7 million in fiscal year 2007.

Our resale and new sales area declined by $3.2 million or 2.7% from $120.6 million in fiscal year 2007 to $117.4 million in fiscal year 2008.  Our rental and leasing showed a year-over-year revenue growth of $14.8 million or 25.0% from $59.2 million in fiscal year 2007 to $74.0 million in fiscal year 2008. Our remodeling and home improvement area increased by $8.3 million or 34.6% from $24.0 million in fiscal year 2007 to $32.3 million in fiscal year 2008.  The decline in the resale and new sales area was due to the decrease in the advertising page count.

Revenue from TREB accounted for $86.5 million, or 73.7%, of the resale and new sales area in fiscal year 2008 compared to $98.8 million, or 81.9%, in fiscal year 2007. The TREB revenue showed a year-over-year decline of $12.3 million, or 12.4%. The decline was driven by a reduction in the number of advertisers and an accompanying drop in advertising page count. The ID channel accounted for $57.5 million, or 66.7%, of total TREB sales in fiscal year 2008 compared to $64.9 million, or 65.7%, in fiscal year 2007. The TREB Direct sales channel generated $28.8 million, or 33.3%, of total TREB sales in fiscal year 2008 compared to $33.8 million, or 34.2%, in fiscal year 2007. The decline of the Direct channel in fiscal year 2008 was the result of a reduction in ad page volume and some market consolidations.  Likewise, the ID channel drop in fiscal year 2008 was primarily due to page volume shrinkage and a reduction in the number of active markets. A second key driver of the resale and new sales area was the performance of Unique Homes and Enclave which together posted revenue of $8.8 million in fiscal year 2008 compared to $10.0 million in fiscal year 2007.  The slowdown in the volume of transactions in the luxury market reduced real estate agents marketing budgets which resulted in ad page decline for these publications.  New Home Finder posted revenue of $9.1 million in fiscal year 2008 compared to $8.4 million in fiscal year 2007.  The growth of $0.7 million or 8.3% was due to an increase in yield per page and the launch of a new market.

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

Cost of sales. Cost of sales for fiscal year 2008 was $150.2 million, which represented an increase of $15.5 million, or 11.5%, compared to $134.7 million in fiscal year 2007. Labor and related expenses were $66.7 million compared to $61.9 million in fiscal year 2007. Labor related to our production facility in Georgia was $18.4 million compared to $19.0 million in fiscal year 2007. Such decrease was incurred in conjunction with the drop in the advertising page and book volume. The expense for paper in each of fiscal years 2008 and 2007 was $19.8 million. Other costs of the production facility in fiscal year 2008 were $7.7 million compared to $8.0 million in fiscal year 2007. Outside production expenses increased to $10.1 million in fiscal year 2008 from $7.9 million in fiscal year 2007. This increase was due to the acquisitions of, KC New Homes Journal, Dallas Home Improvement, Accent Home and Garden, Original Apartment Magazine, New England Home and Home by Design. These magazines are printed externally due to their size and frequency.

Production depreciation and software amortization expense. Production depreciation and amortization expense was $5.1 million in fiscal year 2008, a decrease of $4.4 million, or 46.3%, from $9.5 million in fiscal year 2007.  The decline reflects software and leased computer assets fully depreciated during the last quarter of fiscal year 2007.

Gross Profit. Our gross profit increased by $9.0 million or 15.2% from $59.4 million in the fiscal year 2007 to $68.4 million in the fiscal year 2008. The increase was mainly related to the increase in revenues of $20.0 million in fiscal year 2008 compared to fiscal year 2007 and decrease in production depreciation of $4.4 million  partially offset by an increase in the cost of sales of $15.5 million . The gross profit percentage for fiscal year 2008 was 30.6% compared to 29.2% in the prior year. The increase was mainly attributable to the increase in our revenues as a result of the new acquisitions completed in fiscal year 2008.

Selling, general and administrative expenses. SG&A expenses were $24.4 million in fiscal year 2008 compared to $22.6 million in fiscal year 2007, an increase of $1.8 million, or 8.0%. Labor and related expenses were $13.4 million in fiscal year 2008 and $13.0 million in fiscal year 2007, an increase of $0.4 million, or 3.1%. The increase in labor related expenses was primarily attributable to acquisitions completed during fiscal years 2008 and 2007. Legal fees increased to $1.3 million in fiscal year 2008 compared to $0.7 million in fiscal year 2007.  The increase of $0.6 million was due primarily to two legal actions, the first involved intellectual property rights for which the trial was pending and the second was trademark infringement which was settled.  We also incurred increased expenditures for advertising and marketing as we continued to expand our presence in the marketplace.

Nonproduction depreciation and software amortization expense.  Depreciation expense and software amortization was $1.8 million in fiscal year 2008 compared to $3.4 million in fiscal year 2007. The decline of $1.6 million or 47.1% reflects software and leased computer assets that were fully depreciated during the last quarter of fiscal year 2007.

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

Net loss.  Due to the factors described above, we reported a net loss of $6.2 million in fiscal year 2008, a decrease of $0.3 million from a net loss of $5.9 million in fiscal year 2007.

Liquidity and Capital Resources
The following table summarizes our net decrease in cash and cash equivalents:

(Dollars in thousands)	Fiscal 2009	Fiscal 2008	Fiscal 2007

Net cash provided by operating activities	$9,749	$17,754	$17,645
Net cash used in investing activities	(7,718)	(39,271)	(30,297)
Net cash (used in) provided by financing activities	(6,162)	18,895	5,572
Net decrease in cash & cash equivalents	$(4,131)	$(2,622)	$(7,080)

Overview.  Historically, our primary source of liquidity has been cash flow from operations.  We also have the ability to incur indebtedness under our senior secured revolving credit facility.  At the end of fiscal year 2009, our cash on hand was $2.6 million compared to $6.7 million and $9.3 million at the end of fiscal years 2008 and 2007, respectively. The decrease of $4.1 million in fiscal year 2009 compared to fiscal year 2008 was related to the excess cash flow payment made during fiscal year 2009 under our new credit facility.  The decrease in our cash on hand of $2.6 million in fiscal year 2008 compared to fiscal year 2007 was due to amounts paid for acquisitions completed in fiscal year 2007 partially offset by borrowings under our new credit facility.

Cash Flows From Operations.  Cash provided by operating activities was $9.7 million at the end of fiscal year 2009 and $17.8 million for fiscal 2008 year end. Our change in operating assets and liabilities was a use of $2.8 million of cash for fiscal year 2009 versus a use of $3.8 million for fiscal year 2008, mainly due to an increase in income tax receivable partially offset by a decrease in inventories.

Our net cash provided by operating activities in fiscal year 2008 increased by $0.2 million compared to fiscal year 2007, from $17.6 million in fiscal year 2007 to $17.8 million in fiscal year 2008. Our change in operating assets and liabilities in fiscal year 2008 was a use of cash of $3.8 million versus a source of $1.2 million in fiscal year 2007.  This increase in the use of cash was a result of an increase in our accrued compensation due to the additional fifth week in the last period of fiscal year 2008.

Cash Flows From Investing Activities.  Our principal cash investments are typically for purchases of property and equipment and for business acquisitions. In fiscal year 2009, net cash used in investing activities was $7.7 million, consisting of $6.0 million for the purchase of property, equipment and software and $1.7 million spent mainly in earn-out payments related to acquisitions completed in fiscal year 2008.  In fiscal year 2008, net cash used by investing activities was $39.3 million, consisting of $6.2 million for the purchase of property, equipment and software and $33.1 million for acquisitions consummated during fiscal year 2008.  In fiscal year 2007, net cash used by investing activities was $30.3 million, consisting of $7.1 million for the purchase of property, equipment and software and $23.1 million for the add-on acquisitions made during fiscal year 2007.

Cash Flows From Financing Activities.  Cash flows used in financing activities were $6.2 million during fiscal year 2009 compared to cash flows provided by financing activities of $18.9 million in fiscal year 2008.  The cash flows used in financing activities in fiscal year 2009 were mainly related to the excess cash flow payment under our new credit facility of $5.0 million that was made during the second quarter of fiscal year 2009.  The cash flows of $18.9 million provided by financing activities in fiscal year 2008 were related to proceeds obtained through a new term loan facility during the second quarter of fiscal year 2008.  As a result, we recorded in the same quarter $0.5 million of deferred charges for transaction fees and other related debt issuance costs. Additionally, approximately $3.7 million of deferred financing costs associated with the extinguishment of the existing term loan facility were charged to interest expense during the second quarter of fiscal year 2008.  Cash flows provided by financing activities were $18.9 million during fiscal year 2008 compared to $5.6 million in fiscal year 2007. The increase was principally due to proceeds obtained and recorded in fiscal year 2008 through a new term loan facility during the second quarter of fiscal year 2008.

Capital expenditures. In fiscal year 2009, we had cash capital expenditures of $6.0 million, comprised of $5.1 million for purchased and internally developed software, $0.5 million for distribution racks, $0.3 million for computer equipment and the remainder for machinery and equipment, furniture and other assets. In fiscal year 2008, we had cash capital expenditures of $6.2 million, comprised of $0.9 million for a new printing press, $3.7 million for purchased and internally developed software, $0.8 million for distribution racks and $0.4 million for machinery and equipment and the remainder for computer hardware, furniture and other assets. For fiscal year 2007, cash capital expenditures were $7.1 million comprised of $3.2 million for a new printing press, $2.0 million for purchased and internally developed software, $0.3 million for computer hardware, $1.0 million for distribution racks, and the remainder for machinery and equipment, furniture and other assets.

Refinancing
We intend to fund ongoing operations through cash generated by operations and borrowings under our revolving credit facility.

On November 30, 2005, we refinanced our capital structure. The objective of the refinancing was to provide us with a long-term capital structure that is consistent with its strategy and preserve acquisition flexibility. The refinancing was completed through an offering of $175.0 million of Senior Notes and a senior secured credit facility comprised of a $50.0 million senior credit term loan facility maturing in 2012, a revolving credit facility with an availability of $35.0 million maturing in 2010 and an additional $75.0 million in uncommitted incremental term loans. The proceeds of the refinancing were used to repay the outstanding balances under the previous term loans, a previous revolving facility and $30.0 million of senior subordinated debt.

On July 20, 2007, we entered into a new senior secured term loan facility (the “new term loan facility”) for an aggregate principal amount of $76.6 million and a new senior secured revolving loan facility (the “new revolving loan facility”) for an amount up to $35.0 million (the new term loan facility together with the new revolving loan facility, the “new credit facility”).  The proceeds of the new credit facility were used to repay all amounts outstanding under the existing credit facility (dated as of November 30, 2005) and fund acquisitions during our second quarter of fiscal year 2008. The new term loan facility and new revolving loan facility mature in 2012 and 2010, respectively.

The Notes and the guarantees are our and our future guarantors’ unsecured senior obligations. The Notes and the guarantees rank:

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
In addition, on or prior to December 1, 2008, we had the option to redeem up to 35% of the aggregate principal amount of the Notes with the net proceeds of certain equity offerings, at a redemption price equal to 110.75% of their principal amount, plus accrued and unpaid interest, if any, to the date of redemption.
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

Borrowings under our senior secured credit facilities bear interest, at our option, at either adjusted LIBOR plus an applicable margin or the alternate base rate plus an applicable margin. The applicable margin with respect to borrowings under our senior secured revolving credit facility is subject to adjustments based upon a leverage-based pricing grid. Our senior secured revolving credit facility requires us to meet maximum leverage ratios and minimum interest coverage ratios and includes a maximum capital expenditures limitation. In addition, the new senior secured revolving credit facility contains certain restrictive covenants which, among other things, limit our ability to incur additional indebtedness, pay dividends, incur liens, prepay subordinated debt, make loans and investments, merge or consolidate, sell assets, change our business, amend the terms of our subordinated debt and engage in certain other activities customarily restricted in such agreements. It also contains certain customary events of defaults subject to grace periods as appropriate. We were in compliance with all debt covenants as of March 29, 2009.
Future principal debt payments are expected to be paid out of cash flows from operations, borrowings under our revolving credit facility and the proceeds of future refinancing of our debt.
Our ability to make scheduled payments of principal, or to pay the interest or additional interest, if any, on, or to refinance our indebtedness, or to fund planned capital expenditures will depend on our future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Based upon the current level of operations, we believe that cash flow from operations and available cash, together with borrowings available under our new senior secured credit facilities, will be adequate to meet our future liquidity needs throughout fiscal year 2010. Our assumptions with respect to future costs may not be correct, and funds available to us from the sources discussed above may not be sufficient to enable us to service our indebtedness, including the Notes, or cover any shortfall in funding for any unanticipated expenses. In addition, to the extent we make future acquisitions, we may require new sources of funding including additional debt, equity financing or some combination thereof. We may not be able to secure additional sources of funding on favorable terms or at all.

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

Principles of Consolidation and Fiscal Year End
We and our consolidated entities report on a 52-53 week accounting year. Our fiscal year ended March 29, 2009 includes 52 weeks.  The consolidated financial statements included elsewhere in this annual report include our financial statements and our wholly-owned subsidiaries for the fiscal year ended March 29, 2009, the fiscal year ended March 30, 2008, and the fiscal year ended March 25, 2007.  All significant intercompany balances and transactions have been eliminated in consolidation.

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

Unearned Revenue
We have historically billed our customers a few days before shipment. We have been recording the pre-billed amounts in unearned revenue to account for the timing differences and recognize revenue in the proper period. During the fourth quarter of fiscal year 2009, we have evaluated our accounting related to pre-billings and concluded that the appropriate accounting treatment would be to not record these amounts as accounts receivable and unearned revenue.  The prior periods accounting treatment resulted in an overstatement of accounts receivable and unearned revenue in the consolidated balance sheets of previously reported financial statements. We have performed an analysis and concluded that the error has no impact on our consolidated statements of operations, cash flows or stockholders’ equity in any of the periods presented in our annual or quarterly reports filed with the SEC. We have concluded that this error is not material. We have revised the pre-billed amounts for the fiscal year ended March 30, 2008 as follows:

(Dollars in thousands)	Accounts Receivable, net of allowance for bad debt March 30, 2008	Unearned revenue March 30, 2008	Total assets March 30, 2008
Previously reported	$21,361	$9,664	$521,914
Adjustments	6,969	6,969	6,969
As adjusted	$14,392	$2,695	$514,945

Although we do not believe the error in fiscal year 2008 is material to our balance sheet, we have decided to revise the fiscal year 2008 presentation to conform to fiscal year 2009.

We receive cash deposits from customers for certain publications prior to printing and upload of online advertising. These deposits are recorded as unearned revenue.
Prepaid subscriptions are recorded as unearned revenue when received and recognized as revenue over the term of the subscription.

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

SFAS 142 requires that the impairment review of goodwill and other intangible assets not subject to amortization be based on estimated fair values. We utilize the discounted cash flow approach to estimate the fair value of its reporting units and its indefinite-lived intangible assets. The discounted cash flow approach requires assumptions and estimates of many critical factors, including revenue and market growth, operating cash flows, market multiples, and discount rates. An impairment loss would generally be recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit.
As a result of continued declines in our consolidated operating income during fiscal year 2009 and the current fair market value of our outstanding debt, we determined that a triggering event under SFAS 142 had occurred as of December 7, 2008. We performed an assessment of goodwill for impairment as of December 7, 2008 on all of our reporting units using the discounted cash flow approach. Our reporting units are the Resale and New Sales unit, the Rental and Leasing unit and the Remodeling and Home Improvement unit. The discount rate was adjusted from 11.7% in the analysis performed in the prior fiscal year to 13% in the current analysis. The assumptions were based on the current economic environment and credit market conditions. Based on the results of the SFAS 142 assessment, it was determined that there was an indication of impairment in the Resale and New Sales unit and the Remodeling and Home Improvement unit. The Rental and Leasing operating unit showed a fair value that is 12.8% and 13.2% higher than its carrying value at March 29, 2009 and December 7, 2008, respectively. As of December 7, 2008, the carrying amounts of goodwill associated with the Resale and New Sales unit, the Rental and Leasing unit and the Remodeling and Home Improvement unit were $194.6 million, $94.5 million and $18.7 million, respectively. In accordance with paragraph 22 of SFAS 142, we recorded an estimated noncash impairment charge based on a preliminary assessment in the amount of $85.4 million, determined using a discount rate of 12.5% which was later revised to 13%, in our statements of operations for the three periods and nine periods ended December 7, 2008. The step two analysis was completed and resulted in an additional noncash impairment charge of $6.6 million that was recorded in the fourth quarter of fiscal year 2009.
During the fourth quarter of fiscal year 2009, we completed our annual impairment analysis.  Due to continued economic declines, the impairment analysis resulted in an additional impairment charge of $27.5 million in the fourth quarter of fiscal year 2009.  The amounts of the recorded impairment charges during fiscal year 2009 for the Resale and New Sales unit and the Remodeling and Home Improvement unit were $109.2 million and $10.3 million, respectively. The impairment loss relates primarily to the deteriorating global economic conditions and the downturn in the resale and new home markets. A change in the economic conditions or other circumstances influencing the estimate of future cash flows or fair value could result in future impairment charges of goodwill or intangible assets with indefinite lives.  Based on our assessment, there was no indication of impairment in the Rental and Leasing reporting unit.  In addition, we assessed our indefinite-lived intangible assets and determined there was no indication of impairment.

Impairment of Long-Lived Assets
We assess the recoverability of long-lived assets in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, whenever adverse events or changes in circumstances indicate that impairment may have occurred. If the future, undiscounted cash flows expected to result from the use of the related assets are less than the carrying value of such assets, an impairment has been incurred and a loss is recognized to reduce the carrying value of the long-lived assets to fair value, which is determined by discounting estimated future cash flows.  We recognized an impairment loss during fiscal year 2007 resulting from the divesture of Corporate Choices as discussed in Note 7 in the notes to the consolidated financial statements.
As a result of continued declines in our consolidated operating income during fiscal year 2009, in addition to the current fair market value of our outstanding debt, we determined that we had a triggering event in the fourth quarter of fiscal year 2009 and performed, as of March 29, 2009, an assessment of our long-lived assets under SFAS 144. As a result, we concluded that our long-lived assets were not impaired as of March 29, 2009.

In addition to the recoverability assessment, we routinely review the remaining estimated lives of our long-lived assets. Any reduction in the useful life assumption will result in increased depreciation and amortization expense in the period when such determinations are made, as well as in subsequent periods.
As a result of continued declines in our consolidated operating income during fiscal year 2009, in addition to the current fair market value of our outstanding debt, we determined that we had a triggering event in the fourth quarter of fiscal year 2009 and performed, as of March 29, 2009, an assessment of our long-lived assets under SFAS 144. As a result, we concluded that our long-lived assets were not impaired as of March 29, 2009.

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

Contractual Obligations
The following table summarizes our financial commitments as of March 29, 2009:

	Payments Due by Period
		Less Than	1 to	3 to	More Than
	Total	1 Year	3 Years	5 Years	5 Years
(Dollars in thousands)

Long-term debt:
Variable rate bank debt	$70,718	$2,351	$1,532	$66,835	$—
Fixed rate Subordinated Note	40,938	—	—	40,938	—
Fixed rate Senior Notes	175,000	—	—	175,000	—
Future interest payments(1)	128,880	27,924	57,266	43,690	—
Capital lease obligations	665	342	321	2	—
Operating lease obligations	10,355	4,375	5,342	612	26

Total contractual obligations(2)	$426,556	$34,992	$64,461	$327,077	$26

(1)
This line item is comprised of fixed and variable interest rates on the debt balances as of March 29, 2009 and future interest payments on our current capital leases. For the variable rate portion, we have assumed that the effective interest rate as of March 29, 2009 will remain consistent over the remaining life of the variable rate bank debt.

(2)	Deferred tax liabilities as of March 29, 2009 which amounted to $27,294 (in thousands) are omitted from the table as we are not able to estimate the periods in which they reverse.

Recent Accounting Pronouncements
In May 2009, The Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 165, Subsequent Events (“SFAS 165”). This Statement establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. This Statement is effective for interim and annual periods ending after June 15, 2009 and as such, we will adopt this standard in the first quarter of fiscal year 2010. We are currently assessing the impact of the adoption of SFAS 165, if any, on our financial position, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for non-governmental entities. SFAS 162 is effective for interim and annual periods ending after September 15, 2009 and as such we will adopt this standard in the third quarter of fiscal year 2010. We are currently assessing the impact of the adoption of SFAS 162 on our financial position, results of operations, or cash flows.

In April 2008, the FASB issued FASB staff position (“FSP”) FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP FAS 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, “Goodwill and Other Intangible Assets”. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP FAS 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008, and as such, we will adopt FSP FAS 142-3 in the first quarter of fiscal year 2010. Early adoption is prohibited. We are currently evaluating the impact, if any, that FSP FAS 142-3 will have on our financial position, results of operations, or cash flows.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities", which amends the disclosure requirements of SFAS 133. SFAS 161 provides an enhanced understanding about how and why derivative instruments are used, how they are accounted for and their effect on an entity’s financial position, performance and cash flows. SFAS 161, which is effective for the first interim period beginning after November 15, 2008, will require additional disclosure in future filings. We adopted this standard in the fourth quarter of fiscal 2009 and the adoption did not have any material impact on our financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51 (“SFAS 160”). SFAS 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008 ad as such, we will adopt this standard in the first quarter of fiscal year 2010.  Based on our current operations, we do not believe that SFAS 160 will have a significant impact on our financial position, results of operations or cash flows.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. This provides entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without being required to apply complex hedge accounting provisions. The provisions of SFAS No. 159 are effective as of the beginning of fiscal years that start after November 15, 2007 (for us, March 31, 2008). We adopted SFAS No. 159 on March 31, 2008 and the adoption did not have any material impact on our financial position, results of operations or cash flows.

Effective March 26, 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109 (“FIN 48”). FIN 48 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not (i.e. a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlements. Upon adoption, we did not have any material uncertain tax positions to account for as an adjustment to our opening balance of retained earnings on March 26, 2007. In addition, as of March 29, 2009, we did not have any material unrecognized tax benefits.

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
SFAS 157, among other things, requires companies to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value, and specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the company’s market assumptions. The effective date was for fiscal years beginning after November 15, 2007.
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

As of March 31, 2008, we adopted SFAS No. 157 and the adoption did not have a material impact on our financial position, results of operations, or cash flows. We are still evaluating the impact of the items deferred by FSP FAS 157-2.

Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements.

Item 7A.                      Quantitative and Qualitative Disclosure About Market Risk
The principal market risk (i.e. the risk of loss arising from adverse changes in market rates and prices) to which we are exposed is fluctuation in interest rates on debt. We had no material foreign currency option contracts or any market risk contracts solely for trading purposes at March 29, 2009.
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

The following table estimates the increase (decrease) to cash flow from operations if interest rates were to fluctuate by 100 or 50 basis points, or BPS (where 100 basis points represents one percentage point), for a twelve-month period. The analysis is based on our variable rate debt, as of March 29, 2009, which consists of $70.7 million in term loans and a $35.0 million revolver. Effective May 4, 2009, we executed a third amendment to our Revolving Loan Credit Agreement that reduces the revolver commitment from $35.0 million to $15.0 million.  For purposes of this analysis, we have assumed that the revolver is fully drawn and we have not hedged any interest rate risk. The Senior Notes and our existing senior subordinated note have a fixed rate and, therefore, have been excluded from this analysis.

(Dollars in thousands)	Interest Rate Decrease		Interest Rate Increase

	100 BPS	50 BPS	50 BPS	100 BPS

Senior secured credit facilities	$1,057	$529	$(529)	$(1,057)

Inflation
During fiscal year 2009, we experienced an increase of approximately 7% in the price we pay for paper.  This was less than the price increase in the overall paper market as we benefitted from locking in prices with our vendors.  We expect paper prices to be basically flat in fiscal year 2010, however our annual paper expense will decline by approximately $1.5 million due to lower volumes and changes in paper grades.  In fiscal year 2009, we experienced an increase in the cost of fuel.  The increase in fuel prices impacts the amount we spend to run our fleet of trucks, the pricing from outside freight companies that we use and the amounts that we pay independent contractors in local markets to distribute our publications. During fiscal year 2009, we spent $1.2 million, $1.8 million and $4.0 million, respectively, on these functions. An increase of 10% in these costs due to higher fuel prices would result in an additional $0.7 million in annual operating costs.

Item 8.  Financial Statements and Supplementary Data
Page(s)
Reports of Independent Registered Public Accounting Firm	40
Consolidated Financial Statements
Consolidated Balance Sheets	41
Consolidated Statements of Operations	42
Consolidated Statements of Stockholders’ Equity	43
Consolidated Statements of Cash Flows	44
Notes to Consolidated Financial Statements	46

For supplemental quarterly financial information, see “Note 19. Selected Quarterly Financial Data (unaudited)” of the Notes to Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Network Communications, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Network Communications, Inc. and its subsidiaries at March 29, 2009 and March 30, 2008, and the results of their operations and their cash flows for each of the three years in the period ended March 29, 2009 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  These financial statements and financial statement schedules are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers, LLP
Atlanta, Georgia
June 18, 2009

NETWORK COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 29, 2009	March 30, 2008
ASSETS
Current assets
Cash and cash equivalents	$2,584,740	$6,715,837
Accounts receivable, net of allowance for doubtful accounts of $3,948,260 and $2,793,357, respectively	12,063,799	14,391,932
Inventories	2,849,917	4,187,195
Prepaid expenses and deferred charges	3,332,139	3,599,615
Deferred tax assets	1,595,511	1,072,699
Income tax receivable	3,292,455	941,453
Other current assets	59,487	45,012
Total current assets	25,778,048	30,953,743
Property, equipment and computer software, net	23,658,481	24,317,414
Goodwill	188,531,513	306,518,991
Deferred financing costs, net	5,959,080	7,425,819
Intangible assets, net	128,512,560	145,421,474
Other assets	417,378	307,408
Total noncurrent assets	347,079,012	483,991,106
Total assets	$372,857,060	$514,944,849
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$6,459,301	$7,005,184
Accrued compensation, benefits and related taxes	1,503,679	2,377,632
Customer deposits	964,022	1,317,031
Unearned revenue	1,332,484	2,694,785
Accrued interest	6,682,405	6,747,765
Other current liabilities	383,004	1,215,707
Current maturities of long-term debt	2,350,941	5,726,789
Current portion of capital lease obligations	342,192	386,404
Total current liabilities	20,018,028	27,471,297
Long-term debt, less current maturities	282,693,343	280,198,405
Capital lease obligations, less current portion	322,269	317,778
Deferred tax liabilities	27,294,034	38,680,999
Other long-term liabilities	—	230,000
Total liabilities	330,327,674	346,898,479
Commitments and contingencies (Note 15)
Stockholders’ Equity
Common Stock, $0.001 par value, 100 shares authorized, issued and outstanding	—	—
Additional paid-in capital (including warrants of $533,583 at March 29, 2009 and March 30, 2008)	194,579,776	194,579,776
Accumulated deficit	(151,931,512)	(26,520,887)
Accumulated other comprehensive loss, net of tax	(118,878)	(12,519)
Total stockholders’ equity	42,529,386	168,046,370
Total liabilities and stockholders’ equity	$372,857,060	$514,944,849

The accompanying notes are an integral part of these consolidated financial statements.

NETWORK COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended March 29, 2009	Fiscal Year Ended March 30, 2008	Fiscal Year Ended March 25, 2007

Sales	$181,215,667	$223,726,501	$203,739,159
Cost of sales (exclusive of production depreciation and software amortization expense shown separately below)	127,960,915	150,200,115	134,749,349
Production depreciation and software amortization	5,176,506	5,085,063	9,544,023
Gross profit	48,078,246	68,441,323	59,445,787
Selling, general and administrative expenses	20,626,684	24,398,747	22,640,102
Nonproduction depreciation and software amortization	1,818,773	1,786,644	3,353,306
Amortization of intangibles	17,024,653	17,151,128	15,410,822
Impairment loss	119,522,033	—	—
Operating (loss) income	(110,913,897)	25,104,804	18,041,557
Other income (expense)
Interest and dividend income	169,948	336,931	375,721
Interest expense	(29,162,084)	(34,736,179)	(29,123,819)
Unrealized loss on derivatives	—	—	(6,483)
Other income	77,045	69,855	55,206
Total other expense	(28,915,091)	(34,329,393)	(28,699,375)
Loss from continuing operations before benefit from income taxes	(139,828,988)	(9,224,589)	(10,657,818)
Income tax benefit	(14,418,363)	(3,046,876)	(4,830,920)
Net loss from continuing operations	(125,410,625)	(6,177,713)	(5,826,898)

Discontinued operations (Note 7)
Income from discontinued operations of $14,821, net of applicable income tax expense of $6,077	—	—	8,744
Loss on disposal of discontinued operations of $205,216 net of applicable income tax benefit of $84,139	—	—	(121,077)
Net loss	$(125,410,625)	$(6,177,713)	$(5,939,231)

The accompanying notes are an integral part of these consolidated financial statements.

NETWORK COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common StockStockAmount		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss)/Income	Total

Balance at March 26, 2006	100	$—	$194,475,028	$(14,403,943)	$—	$180,071,085

Capitalization from parent	—	—	147,374	—	—	147,374
Comprehensive loss:
Net loss	—	—	—	(5,939,231)	—	(5,939,231)
Foreign currency translations adjustments, net of tax	—	—	—	—	(76,203)	(76,203)
Comprehensive loss	—	—	—	—	—	(6,015,434)
Balance at March 25, 2007	100	$—	$194,622,402	$(20,343,174)	$(76,203)	$174,203,025
Repurchase of common stock	—	—	(42,626)	—	—	(42,626)
Comprehensive loss:	—	—	—	—	—	—
Net loss	—	—	—	(6,177,713)	—	(6,177,713)
Foreign currency translations adjustments, net of tax	—	—	—	—	63,684	63,684
Comprehensive loss	—	—	—	—	—	(6,114,029)
Balance at March 30, 2008	100	$—	$194,579,776	$(26,520,887)	$(12,519)	$168,046,370
Comprehensive loss:
Net loss	—	—	—	(125,410,625)	—	(125,410,625)
Foreign currency translations adjustments, net of tax	—	—	—	—	(106,359)	(106,359)
Comprehensive loss	—	—	—	—	—	(125,516,984)
Balance at March 29, 2009	100	$—	$194,579,776	$(151,931,512)	$(118,878)	$42,529,386

The accompanying notes are an integral part of these consolidated financial statements.

NETWORK COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended March 29, 2009	Fiscal Year Ended March 30, 2008	Fiscal Year Ended March 25, 2007

Cash flows from operating activities
Net loss	$(125,410,625)	$(6,177,713)	$(5,939,231)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of property, equipment and computer software	6,995,279	6,871,707	12,897,329
Impairment loss	119,522,033	—	—
Amortization of intangible assets	17,024,653	17,151,128	15,410,822
Amortization of deferred financing costs	1,466,739	5,367,177	2,053,950
Amortization of debt discount for pay-in-kind senior subordinated debt and senior notes	354,349	354,349	354,350
Interest expense for pay-in-kind senior subordinated debt	4,491,530	4,051,231	3,554,248
Unrealized loss on derivatives	—	—	6,483
Deferred income taxes	(11,909,777)	(6,160,905)	(9,782,023)
Loss on sale of equipment	34,360	82,456	37,183
Loss on sale of discontinued operations	—	—	205,216
Changes in operating assets and liabilities, net of acquired businesses:
Accounts receivable	2,283,126	2,459,319	(4,906,575)
Inventories	1,337,277	(970,691)	298,117
Prepaid expenses and deferred charges	267,476	436,465	(1,113,050)
Income tax receivable/payable	(2,351,002)	(483,136)	1,542,955
Other current assets and other assets	(124,445)	(918)	450,837
Accounts payable	(744,278)	(2,781,931)	2,672,610
Accrued compensation, benefits and related taxes	(873,953)	(3,053,109)	(520,823)
Other current liabilities and other liabilities	(2,613,374)	608,515	422,343

Net cash provided by operating activities	9,749,368	17,753,944	17,644,741

Cash flows from investing activities
Purchase of property, equipment and computer software	(6,035,346)	(6,185,271)	(7,144,016)
Acquisitions of businesses, net of cash acquired	(1,727,283)	(33,105,537)	(23,253,264)
Proceeds from sale of assets	44,000	19,372	100,000

Net cash used in investing activities	(7,718,629)	(39,271,436)	(30,297,280)

The accompanying notes are an integral part of these consolidated financial statements.

NETWORK COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

	Fiscal Year Ended March 29, 2009	Fiscal Year Ended March 30, 2008	Fiscal Year Ended March 25, 2007

Cash flows from financing activities
Proceeds from revolving facility	4,000,000	4,500,000	10,000,000
Payment on revolving facility	(4,000,000)	(11,500,000)	(3,000,000)
Proceeds from term loan facilities	—	30,000,000	—
Payments on term loan facilities	(5,726,789)	(3,055,688)	(500,000)
Repurchase of common stock	—	(42,626)	—
Equity capitalization	—	—	147,374
Payments on capital leases	(435,047)	(514,209)	(685,556)
Payments of debt issuance costs	—	(492,231)	(389,531)
Net cash (used in) provided by financing activities	(6,161,836)	18,895,246	5,572,287
Net decrease in cash	(4,131,097)	(2,622,246)	(7,080,252)
Cash at beginning of fiscal year	6,715,837	9,338,083	16,418,335

Cash at end of fiscal year	$2,584,740	$6,715,837	$9,338,083

Supplemental disclosure
Cash paid during the fiscal year for:
Interest	$22,914,826	$24,828,860	$23,344,945
Income taxes	$361,693	$3,713,887	$3,330,086
Acquisition of businesses:
Fair value of assets acquired	$—	$33,135,103	$23,289,358
Less liabilities assumed	—	317,156	36,094
Total purchase price	—	32,817,947	23,253,264
Deferred purchase price	1,727,283	287,590	—
Cash paid for acquisitions of businesses	$1,727,283	$33,105,537	$23,253,264

Noncash investing and financing activities
Acquisition of assets through capital lease	$395,328	$469,328	$256,557

The accompanying notes are an integral part of these consolidated financial statements.

NETWORK COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.      Organization and Basis of Presentation
Network Communications, Inc. (“NCI”), and its wholly-owned subsidiaries, NCID, LLC and other entities and Network Publications Canada, Inc. (“NCI-Canada”) (collectively “the Company”), has its principal management, administrative and production facilities in Lawrenceville, GA. The Company is a publisher, producing The Real Estate Book (“TREB”), which is distributed in over 375 markets, the District of Columbia, Puerto Rico, Virgin Islands and Canada. It also produces the Apartment Finder, New Home Finder, Mature Living Choices, Unique Homes Magazine, Enclave Magazine, Black’s Guide, Kansas City Homes and Gardens, New England Home, Home by Design, regional Home and Lifestyle magazines, home improvement magazines and other publications. Revenue is generated from advertising displayed in these print publications and on-line versions of such publications. The combined online and print distribution provides a unique advantage in reaching real estate and home design consumers. Advertisers may also purchase enhanced print or online listings for an additional fee. Each market is operated either by an independent distributor assigned a particular market or by the Company. NCI is a wholly-owned subsidiary of Gallarus Media Holdings, Inc. (“GMH”) which is a wholly-owned subsidiary of GMH Holding Company (“GMHC”). GMH was incorporated on May 21, 2002 to acquire the outstanding stock of NCI and NCI-Canada. GMHC holds all the equity issued to the Company’s investors - CVC, certain members of management and other external investors. Citigroup Venture Capital Equity Partners, L.P. (“CVC”) is a private equity fund managed by Citigroup Venture Capital Ltd.  Effective September 2006, CVC spun off from its former owner, Citigroup.  The new entity has been renamed Court Square Capital Partners.
On January 7, 2005, the majority of GMHC stock was acquired by Court Square Capital Partners (“Court Square”).  Court Square has a history of acquisitions in the media and publishing segment. Court Square was attracted to the Company and entered into a transaction to acquire NCI based on its position in local real estate media, its historic and projected organic revenue growth, its cash flow characteristics, its senior management team, and its ability to serve as a platform to expand into the local media market categories other than real estate.  As a result of their acquisition of GMHC, NCI’s ultimate parent, Court Square and its affiliates, own approximately 89% of GMHC’s outstanding capital stock. By virtue of their stock ownership, Court Square has significant influence over the Company’s management and will be able to determine the outcome of all matters required to be submitted to the stockholders for approval.

NETWORK COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.      Summary of Significant Accounting Policies

Basis of Presentation
The accompanying financial statements represent the consolidated statements of the Company and its wholly owned subsidiaries. The Company and its consolidated entities report on a 52-53 week accounting year which includes 13 four-week periods. Financial quarters 1, 2 and 3 each include 12 weeks; financial quarter 4 includes 16 or 17 weeks as NCI’s fiscal year ends on the last Sunday of March of each year. The fourth quarter of fiscal year ended March 29, 2009 consists of sixteen weeks.  The consolidated financial statements include the financial statements of the Company for the fiscal year ended March 29, 2009, the fiscal year ended March 30, 2008, and the fiscal year ended March 25, 2007.  All significant intercompany balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents
For the purpose of the statements of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. There were no cash equivalents as of March 29, 2009 or March 30, 2008.

Trade Accounts Receivable
Accounts receivable consists primarily of amounts due from advertisers in Company-operated markets and Independent Distributors (“ID”). The Company uses the allowance method of reserving for accounts receivable estimated to be uncollectible.

Concentrations of Credit Risk
The Company maintains substantially all cash and cash equivalent balances in one financial institution. The Federal Deposit Insurance Corporation insures the balances up to $250,000.  Management monitors the soundness of this financial institution and feels the Company’s risk is not significant.
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

Prepaid Expenses and Deferred Charges
The Company prints certain advertising publications and displays certain online advertising prior to the recognition of revenue. See “Revenue Recognition” discussion below. Deferred charges include the production cost related to unearned and unrecognized revenue on online ads and advertising publications billed but not shipped.

Inventories
Inventories of direct production materials, principally paper and ink, as well as resale items are valued at the lower of cost or market, determined on the first-in, first-out (FIFO) basis. Items issued out of inventories are valued using the FIFO method.  The work-in-process inventory component includes material cost, direct labor costs and production overhead. An allowance for obsolete inventory was not deemed necessary at March 29, 2009 or March 30, 2008.

NETWORK COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property, Equipment and Computer Software
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

Software Development Costs
In accordance with AICPA Statement of Position (“SOP”) 98-1, Accounting for the Cost of Computer Software Developed or Obtained for Internal Use, the Company capitalizes qualifying costs of computer software. Costs incurred during the application development stage as well as upgrades and enhancements that result in additional functionality are capitalized. The internally developed software costs capitalized were $0.4 million and $0.5 million during the fiscal years ended March 29, 2009 and March 30, 2008, respectively. These capitalized software costs are included in “Property, equipment and computer software” in the consolidated balance sheets. Computer software is amortized utilizing the straight-line method over two years, the expected period of benefit. The net computer software costs capitalized were $0.8 million and $0.6 million at March 29, 2009 and March 30, 2008, respectively.

Deferred Financing Costs
Deferred financing costs are capitalized and amortized over the terms of the underlying obligation using the straight-line method, which approximates the effective interest method. Amortization of deferred financing costs included in interest expense was $1.5 million for the fiscal year ended March 29, 2009, $5.4 million for the fiscal year ended March 30, 2008, and $2.1 million for the fiscal year ended March 25, 2007.
In connection with the new credit facility entered into in the second quarter of fiscal year 2008, the Company recorded $0.5 million of deferred charges for transaction fees and other related debt issuance costs.  Additionally, approximately $3.7 million of deferred financing costs related to the extinguishment of the Company’s prior term loan facility was written off and charged to interest expense during the fiscal year ended March 30, 2008.

NETWORK COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangible Assets
Intangible assets consist of the values assigned to a consumer database, Independent Distributor Agreements (“IDA”), advertiser lists, trade names, trademarks, and other intangible assets. The valuation and lives of the Company’s larger intangible assets (trademarks, trade names, independent distributors and advertiser lists) were determined by identifying the remaining useful life of the components of each asset combined with a reasonable attrition rate and a reasonable expectation for increase in revenue by each component. Certain markets experience a lower attrition rate. This has contributed to intangible lives in excess of 15 years. Amortization of definite-lived intangible assets is provided utilizing the straight-line method over the following estimated useful lives:

Advertiser lists	4-22 years
Consumer databases	4-17 years
Distribution network	5-10 years
Independent distributor agreements	15 years
Noncompete agreements	1-5 years
Trademarks/ Trade names	5-15 years
Subscriber lists	4-6 years

In addition, at March 29, 2009 and March 30, 2008, the Company has one trademark with an indefinite life.

Goodwill
The Company has recorded goodwill for the excess of cost of acquiring NCI and other businesses over the fair value amounts assigned to assets acquired and liabilities assumed. In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 142, Goodwill and Other Intangible Assets, the Company tests goodwill for impairment at the end of the fiscal year, and will test for impairment between annual tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired. Impairment testing for goodwill is performed at a reporting unit level. An impairment loss would generally be recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit. The estimated fair value of a reporting unit is determined using the income approach. The Company has recognized an impairment of goodwill in the amount of $119.5 million in the fiscal year ended March 29, 2009. For further details, refer to Note 10.

Impairment of Long-Lived Assets
The Company assesses the recoverability of long-lived assets at least annually or whenever adverse events or changes in circumstances indicate that impairment may have occurred in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. If the future undiscounted cash flows expected to result from the use of the related assets are less than the carrying value of such assets, an impairment has been incurred and a loss is recognized to reduce the carrying value of the long-lived assets to fair value, which is determined by discounting estimated future cash flows. The Company recognized an impairment loss in the fiscal year ended March 25, 2007 as discussed in Note 7.
As a result of continued declines in the Company’s consolidated operating income during fiscal year 2009, in addition to the current fair market value of the Company’s outstanding debt, the Company determined that it had a triggering event in the fourth quarter of fiscal year 2009 and performed, as of March 29, 2009, an assessment of its long-lived assets under SFAS 144. As a result, the Company concluded that its long-lived assets were not impaired as of March 29, 2009.
In addition to the recoverability assessment, the Company routinely reviews the remaining estimated lives of its long-lived assets. Any reduction in the useful life assumption will result in increased depreciation and amortization expense in the period when such determinations are made, as well as in subsequent periods.

NETWORK COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income Taxes
Deferred taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.

Advertising Costs
Advertising and marketing costs for the fiscal year ended March 29, 2009, the fiscal year ended March 30, 2008 and for the year ended March 25, 2007 were $1.7 million, $1.7 million, and $1.5 million, respectively.

Advertising Barter Transactions
The Company trades advertisements in its print magazines in exchange for rent, trade show advertising and other services. Revenue and related expenses from barter transactions are recorded at fair value in accordance with APB No. 29, “Accounting for Nonmonetary Transactions”, EITF No. 93-11, “Accounting for Barter Transactions Involving Barter Credits”, EITF No. 99-17, “Accounting for Advertising Barter Transactions”, and EITF 01-2, “Interpretations of APB No. 29”. Revenue from barter transactions is recognized in accordance with the Company’s revenue recognition policies. Expense from barter transactions is recognized as incurred. Revenue from barter transactions for the fiscal year ended March 29, 2009, the fiscal year ended March 30, 2008, and the fiscal year ended March 25, 2007 was approximately $1.9 million, $1.8 million, and $1.5 million, respectively, with equal related expense amounts in each year.

Foreign Currency Adjustments
The U.S. dollar is the functional currency of the Company’s operations. All foreign currency asset and liability amounts are remeasured into U.S. dollars at the end of each period. The Company translates the revenues and expenses of the foreign operations at a daily average rate prevailing for each month during the fiscal year.  The Company reflects the resulting translations adjustments in shareholders equity.  Exchange gains and losses arising from remeasurement of foreign currency-denominated monetary assets and liabilities are included in operations in the period in which they occur. Aggregate foreign remeasurement adjustments included in operations totaled a gain of $0.01 million, $0.1 million, and $0.04 million, for the fiscal year ended March 29, 2009, the fiscal year ended March 30, 2008, and the fiscal year ended March 25, 2007, respectively.

Revenue Recognition and Unearned Revenue

Revenue recognition
The principal revenue earning activity of the Company is related to the sale of online and print advertising by both Independent Distributors (“ID”) as well as direct sales to customers through Company-managed distribution territories. Independent Distributors are contracted to manage certain distribution territories on behalf of NCI. The Company maintains ownership of all magazines and distribution territories. Revenue recognition for print and online products are consistently applied within Company-managed and ID-managed distribution territories as described below. These revenue arrangements are typically sold as a bundled product to customers and include a print ad in a publication as well as online advertisement. The Company bills the customer a single negotiated price for both elements. In accordance with EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables, the Company separates its deliverables into units of accounting and allocates consideration to each unit based on relative fair values. The Company recognizes revenue for each unit of accounting in accordance with SEC Staff Accounting Bulletin Number 104, Revenue Recognition. Paid subscriptions are recorded as unearned revenue when received and recognized as revenue over the term of the subscription.

NETWORK COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Print
Print revenues are derived from the sale of advertising pages in NCI’s publications. The Company sells a bundled product to its customers that includes a print advertisement as well as a standard online advertisement. The customer can also purchase premium placement advertising pages such as front cover and back cover. Revenue for print advertisement sales, including the premium placement advertising pages, is recognized when publications are delivered and available for consumer access.

Online
Online revenues are derived from the sale of advertising on NCI’s various websites. The Company sells a bundled product to its customers that includes a print ad in its publications as well as a standard online advertisement. The customer is also permitted to purchase premium internet advertisements whereby they can include additional data items such as floor plans, multiple photos and neighborhood information, and also secure premium placement in search results. Revenue for online sales, including the premium internet advertisements, is recognized ratably over the period the online advertisements are maintained on the website.

Unearned revenue
The Company has historically billed its customers a few days before shipment. The Company has been recording its pre-billed amounts in unearned revenue to account for the timing differences and recognize revenue in the proper period. During the fourth quarter of fiscal year 2009, the Company has evaluated its accounting related to pre-billings and concluded that the appropriate accounting treatment would be to not record these amounts as accounts receivable and unearned revenue.  The prior period accounting treatment resulted in an overstatement of accounts receivable and unearned revenue in the consolidated balance sheets of previously reported financial statements. The Company has performed an analysis and concluded that the error has no impact on its consolidated statements of operations, cash flows or stockholders’ equity in any of the periods presented in the Company’s annual or quarterly reports filed with the SEC. The Company has concluded that this error is not material. The Company has revised the pre-billed amounts for the fiscal year ended March 30, 2008 as follows:

(Dollars in thousands)	Accounts Receivable, net of allowance for bad debt March 30, 2008	Unearned revenue March 30, 2008	Total assets March 30, 2008
Previously reported	$21,361	$9,664	$521,914
Adjustments	6,969	6,969	6,969
As adjusted	$14,392	$2,695	$514,945

Although the Company does not believe the error in fiscal year 2008 is material to its balance sheet, it has decided to revise the fiscal year 2008 presentation to conform to fiscal year 2009.

The Company receives cash deposits from customers for certain publications prior to printing and upload of online advertising. These deposits are recorded as unearned revenue.

Prepaid subscriptions are recorded as unearned revenue when received and recognized as revenue over the term of the subscription.

NETWORK COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Derivative Instruments
SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. This statement requires the recognition of all derivative instruments as either assets or liabilities in the balance sheet measured at fair value. The changes in fair value of derivative instruments will be recognized as gains or losses in the period of change. The Company did not elect to use hedge accounting for the derivative instruments entered into during fiscal years 2009, 2008 and 2007. Accordingly, the Company recognizes the change in fair value of the instruments in the statements of operations.

Fair Value of Financial Instruments
The fair values of the Company’s financial assets and liabilities at March 29, 2009 and March 30, 2008, equal the carrying values reported on the Consolidated Balance Sheets except for the New Senior Term loan facility, the10 ¾% Senior Notes and the Senior Subordinated Note. The fair values of the New Senior Term and Senior Notes are based on quoted market prices. The fair value of the New Senior Term loan was $42.4 million and $65.7 million as compared to the carrying amounts of $70.7 million and $76.4 million as of March 29, 2009 and March 30, 2008, respectively. The fair value of the Senior Notes was $24.7 million and $130.4 million as compared to the carrying amounts of $175.0 million and $175.0 million as of March 29, 2009 and March 30, 2008, respectively.  The Senior Subordinated Note does not trade in a market so the fair value is based on appropriate valuation methodologies including option model and liquidation analyses.  The fair value of the Senior Subordinated Note was $6.0 million and $28.0 million as compared to the carrying amounts of $40.9 million and $36.4 million as of March 29, 2009 and March 30, 2008, respectively.

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

Segment Reporting
NCI is a publishing company producing publications serving the real estate and housing market. The Company follows the provisions of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, and has one reportable business segment: publishing. The publishing segment consists of online and print advertising. Virtually all of the Company’s revenues and assets are based in the United States. The Chief Executive Officer (the chief operating decision maker) evaluates the performance of, and determines the amount of investment in the Company based on the results of operations on a consolidated basis.

Recent Accounting Pronouncements
In May 2009, The Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 165, Subsequent Events (“SFAS 165”). This Statement establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. This Statement is effective for interim and annual periods ending after June 15, 2009 and as such, the Company will adopt this standard in the first quarter of fiscal year 2010. The Company is currently assessing the impact of the adoption of SFAS 165, if any, on its financial position, results of operations or cash flows.

NETWORK COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for non-governmental entities. SFAS 162 is effective for interim and annual periods ending after September 15, 2009 and as such the Company will adopt this standard in the third quarter of fiscal year 2010. The Company is currently assessing the impact of the adoption of SFAS 162 on its financial position, results of operations, or cash flows.

In April 2008, the FASB issued FASB staff position (“FSP”) FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP FAS 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, “Goodwill and Other Intangible Assets”. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP FAS 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008, and as such, the Company will adopt FSP FAS 142-3 in the first quarter of fiscal year 2010. Early adoption is prohibited. The Company is currently evaluating the impact, if any, that FSP FAS 142-3 will have on its financial position, results of operations, or cashflows.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities", which amends the disclosure requirements of SFAS 133. SFAS 161 provides an enhanced understanding about how and why derivative instruments are used, how they are accounted for and their effect on an entity’s financial condition, performance and cash flows. SFAS 161, which is effective for the first interim period beginning after November 15, 2008, will require additional disclosure in future filings. The Company adopted this standard in the fourth quarter of fiscal year 2009 and the adoption did not have any material impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51 (“FAS 160”). FAS 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. FAS 160 also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. FAS 160 is effective for fiscal years beginning on or after December 15, 2008 and as such the Company will adopt this standard in the first quarter of fiscal year 2010. Based on its current operations, the Company does not believe that FAS 160 will have a significant impact on its financial position, results of operations or cash flows.

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

NETWORK COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. This provides entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without being required to apply complex hedge accounting provisions. The provisions of SFAS No. 159 are effective as of the beginning of fiscal years that start after November 15, 2007 (for the Company, March 31, 2008). The Company adopted SFAS No. 159 on March 31, 2008 and the adoption did not have any material impact on its financial position, results of operations or cash flows.

Effective March 26, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109 (“FIN 48”). FIN 48 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not (i.e. a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlements. Upon adoption, the Company did not have any material uncertain tax positions to account for as an adjustment to its opening balance of retained earnings on March 26, 2007. In addition, as of March 29, 2009, the Company did not have any material unrecognized tax benefits.

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
SFAS 157, among other things, requires companies to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value, and specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the company’s market assumptions. The effective date was for fiscal years beginning after November 15, 2007.
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

NETWORK COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STA TEMENTS — (Continued)

In February 2008, the FASB issued FSP FAS 157-2, which delays the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years, for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).

As of March 31, 2008, the Company adopted SFAS No. 157, and the adoption did not have a material impact on its financial condition, results of operations, or cash flows. The Company is still evaluating the impact of the items deferred by FSP FAS 157-2.

3.      Liquidity and capital resources
At March 29, 2009, the Company had cash of $2.6 million and a $35.0 million new revolving credit facility that was undrawn as further detailed in Note 13 – Long-Term Debt.  The Company executed an amendment to its new revolving loan facility effective May 4, 2009 that reduced the revolving loan facility commitment to $15.0 million as further explained in Note 20 – Subsequent Events.

The Company believes that based on its financial projections its liquidity, capital resources and cash flow from operations are sufficient to fund capital expenditures, working capital requirements, interest and principal payments on its debt and other anticipated expenditures in fiscal year 2010 and for the foreseeable future.

4.           Prepaid expenses and deferred charges
At March 29, 2009 and March 30, 2008 prepaid expenses and deferred charges consist of the following:

	March 29, 2009	March 30, 2008
Prepaid expenses	$1,153,974	$1,552,962
Deferred charges	2,178,165	2,046,653
	$3,332,139	$3,599,615

5.      Inventories
At March 29, 2009 and March 30, 2008 inventories consist of the following:

	March 29, 2009	March 30, 2008
Distribution products and marketing aids for resale	$274,683	$477,763
Production, paper and ink	2,057,004	2,527,987
Work-in-process	518,230	1,181,445
	$2,849,917	$4,187,195

An allowance for obsolete inventory was not deemed necessary at March 29, 2009 or March 30, 2008.

6.      Acquisitions
During fiscal years 2007, 2008 and 2009, the Company completed certain acquisitions as part of its overall strategy to expand its product offerings and geographical presence. NCI generally pays a premium over the fair value of the net tangible and identified intangible assets acquired to carry out the Company’s strategic initiatives and to ensure strategic fit with its current publications. The majority of NCI’s transactions are asset based in which the Company acquires the publishing assets associated with magazines that fit its predetermined criteria as a tuck under acquisition, an expansion of its geographical footprint or addition to market share in certain areas. The Company evaluates each magazine on an individual basis for fit with its organization based on its historical performance along with NCI’s expectations for growth. The strength of each criteria and the expected return on the Company’s investment

NETWORK COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STA TEMENTS — (Continued)

are evaluated in developing the purchase price. Acquisitions in the media and publishing sector typically generate a significant amount of goodwill. The purchase price allocation is aggregated below for small business combinations in accordance with SFAS 141, in chronological order for fiscal years 2007 and 2008.  Acquisitions completed in fiscal year 2009 were insignificant individually and in the aggregate.  In fiscal year 2009, the Company paid $1.6 million for earn outs and other costs related to acquisitions completed in fiscal year 2008.

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

Goodwill represents the excess of the purchase price over the fair value of the net assets of acquired businesses.  Goodwill resulting from the acquisitions discussed below was assigned to the Company’s one business segment. Amortization of goodwill and intangible assets acquired in conjunction with certain publication acquisitions are tax deductible. Goodwill is not amortizable for book purposes.  The deferred tax liabilities related to finite-lived intangible assets will be reflected as a tax benefit in the consolidated statements of operations in proportion to and over the amortization period of the related intangible assets.

During fiscal year 2007, the Company completed the following acquisitions:

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

NETWORK COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STA TEMENTS — (Continued)

The aggregate purchase price for these acquisitions including transaction costs and earnouts was $23.3 million. The acquisitions were accounted for using the purchase method and, accordingly, the purchase price was allocated to the assets based on their estimated fair values on the date of acquisition. The aggregate purchase price for these acquisitions was allocated as follows:

(Dollars in thousands)	Fair Value at	Weighted-Average
	Purchase	Amortization
	Price	Period

Tangible assets
Current assets	$52
Fixed assets	586
Total tangible assets	638

Liabilities assumed	(36)
Intangible assets
Advertiser list	9,108	11 years
Distribution network	1,252	7 years
Subscriber list	8	4 years
Trademarks	2,756	12 years
Non-compete	1,170	5 years
Other intangibles	80	5 years
Goodwill	8,277
Total intangible assets	22,651
Total purchase price	$23,253

During fiscal year 2008, the Company completed the following acquisitions:

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
On July 31, 2007, the Company acquired the publishing assets of By Design Publishing, a provider of personal marketing products for real estate agents. The product lines acquired allow NCI to provide a broader menu of options for its real estate advertisers.
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

NETWORK COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The aggregate purchase price for these acquisitions including transaction costs and earnouts was $34.4 million. The acquisitions were accounted for using the purchase method and, accordingly, the purchase price was allocated to the assets based on their estimated fair values on the date of acquisition. The aggregate purchase price for these acquisitions was allocated as follows:

(Dollars in thousands)	Fair Value at	Weighted-Average
	Purchase	Amortization
	Price	Period

Tangible assets
Current assets	$266
Fixed assets	570
Total tangible assets	836

Liabilities assumed	(77)
Intangible assets
Advertiser list	11,554	9 years
Distribution network	303	10 years
Subscriber list	4	4 years
Amortizable trademarks	1,223	5 years
Unamortizable trademarks	1,900	—
Non-compete	2,686	5 years
Goodwill	14,389
Total intangible assets	32,059
Total assets	32,818
Deferred purchase price (1)	1,560
Total purchase price	$34,378

(1)	Paid in fiscal year 2009

Unaudited pro forma results of operations data for the fiscal years ended March 30, 2008 and March 25, 2007 as if NCI and the entities described above had been combined as of March 26, 2007 and March 27, 2006, follow. The pro forma results include estimates and assumptions which management believes are reasonable. However, pro forma results do not include any anticipated cost savings or other effects of the planned integration of these entities, and are not necessarily indicative of the results that would have occurred if the business combinations had been in effect on the dates indicated, or which may result in the future.

	Unaudited Pro Forma Results of Operations
(Dollars in thousands)	Fiscal Year Ended March 30, 2008	Fiscal Year Ended March 25, 2007

Sales	$228,097	$226,359
Loss from continuing operations before benefit from income taxes	(8,911)	(10,524)
Net loss	$(5,976)	$(5,741)

Other than the impairment incurred during fiscal year 2009, the Company is satisfied that no material changes in value had occurred in these acquisitions or other acquisitions since the acquisitions dates.

NETWORK COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.      Discontinued Operations
On July 28, 2006, the Company entered into an asset purchase agreement to sell its Corporate Choices magazine for $0.1 million.  The sale was consistent with the Company’s initiative to sustain business lines that fit the Company’s long-term strategic goals.   In accordance with the provisions of SFAS 144, Accounting for the Impairment or Disposal of Long-lived Assets, the results of operations of the Corporate Choices magazine for the fiscal year ended March 25, 2007 have been reported as discontinued operations in the accompanying consolidated statements of operations.  The net carrying value of assets, primarily accounts receivable and intangible assets, were adjusted to estimated selling price less costs to sell which resulted in a $0.21 million write down, net of income tax benefit of $0.08 million, included in the loss on sale from discontinued operations.

8.      Comprehensive loss
Comprehensive loss includes reported net loss, and foreign currency translation adjustments, net of tax. The following table shows NCI’s comprehensive loss for the fiscal year ended March 29, 2009 and March 30, 2008:

	Fiscal Year Ended
(Dollars in thousands)	March 29, 2009	March 30, 2008	March 25, 2007

Net loss	$(125,411)	$(6,177)	$(5,939)
Foreign currency translation adjustments, net of tax	(106)	63	(76)
Comprehensive loss	$(125,517)	$(6,114)	$(6,015)

Additional other comprehensive loss consists of foreign currency translation adjustments.  As of March 29, 2009 and March 30, 2008, accumulated other comprehensive loss was $0.1 million and $0.0 million, respectively.

9.      Property, Equipment and Computer Software
Property, equipment and computer software consist of the following:

	March 29, 2009	March 30, 2008
Owned
Leasehold improvements	$3,053,294	$3,022,360
Furniture and fixtures	2,994,769	2,974,536
Machinery and equipment	20,049,030	19,563,806
Transportation equipment	92,140	108,982
Computer equipment and software	36,995,728	31,613,519
Total owned property, equipment and computer software	63,184,961	57,283,203
Accumulated depreciation and amortization	(40,162,167)	(33,636,451)
Owned property, equipment and computer software, net	$23,022,794	$23,646,752

Capital Lease
Transportation equipment	$556,167	$556,167
Computer equipment	2,505,376	2,110,049
Machinery	72,689	72,689
Total capital leases	3,134,232	2,738,905
Accumulated depreciation and amortization	(2,498,545)	(2,068,243)
Capital leases, net	$635,687	$670,662

Total
Leasehold improvements	$3,053,294	$3,022,360
Furniture and fixtures	2,994,769	2,974,536
Machinery and equipment	20,121,719	19,636,495
Transportation equipment	648,307	665,149
Computer equipment and software	39,501,104	33,723,568
Total property, equipment and computer software	66,319,193	60,022,108
Accumulated depreciation and amortization	(42,660,712)	(35,704,694)
Property, equipment and computer software, net	$23,658,481	$24,317,414

NETWORK COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Depreciation and amortization expense for property, equipment and computer software totaled $7.0 million for the fiscal year ended March 29, 2009, $6.9 million for the fiscal year ended March 30, 2008 and $12.9 million for the fiscal year ended March 25, 2007.  Such amounts included $3.2 million, $3.2 million and $9.7 million related to the depreciation of computer equipment and software for the fiscal year ended March 29, 2009, the fiscal year ended March 30, 2008, and the fiscal year ended March 25, 2007, respectively. Amortization related to assets under capital leases was approximately $0.4 million for the fiscal year ended March 29, 2009, $0.6 million for the fiscal year ended March 30, 2008, and $0.8 million for the fiscal year ended March 25, 2007.

10.           Goodwill
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

NETWORK COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SFAS 142 requires that the impairment review of goodwill and other intangible assets not subject to amortization be based on estimated fair values. The Company utilizes the discounted cash flow approach to estimate the fair value of its reporting units and its indefinite-lived intangible assets. The discounted cash flow approach requires assumptions and estimates of many critical factors, including revenue and market growth, operating cash flows, market multiples, and discount rates.
As a result of continued declines in the Company’s consolidated operating income during fiscal year 2009 and the current fair market value of its outstanding debt, the Company determined that a triggering event under SFAS 142 had occurred as of December 7, 2008. The Company performed an assessment of goodwill for impairment as of December 7, 2008 on all of its reporting units using the discounted cash flow approach. The Company’s reporting units are the Resale and New Sales unit, the Rental and Leasing unit and the Remodeling and Home Improvement unit. The discount rate was adjusted from 11.7% in the analysis performed in the prior fiscal year to 13% in the current analysis. The assumptions were based on the current economic environment and credit market conditions. Based on the results of the SFAS 142 assessment, it was determined that there was an indication of impairment in the Resale and New Sales unit and the Remodeling and Home Improvement unit. As of December 7, 2008, the carrying amounts of goodwill associated with the Resale and New Sales unit, the Rental and Leasing unit and the Remodeling and Home Improvement unit were $194.6 million, $94.5 million and $18.7 million, respectively. In accordance with paragraph 22 of SFAS 142, the Company recorded an estimated noncash impairment charge based on a preliminary assessment in the amount of $85.4 million, determined using a discount rate of 12.5% which was later revised to 13%, in its statements of operations for the three periods and nine periods ended December 7, 2008. The step two analysis was completed and resulted in an additional noncash impairment charge of $6.6 million that was recorded in the fourth quarter of fiscal year 2009.
During the fourth quarter of fiscal year 2009, the Company completed its annual impairment analysis.  Due to continued economic declines, the impairment analysis resulted in an additional impairment charge of $27.5 million in the fourth quarter of fiscal year 2009.  The amounts of the recorded impairment charges during fiscal year 2009 for the Resale and New Sales unit and the Remodeling and Home Improvement unit were $109.2 million and $10.3 million, respectively. The impairment loss relates primarily to the deteriorating global economic conditions and the downturn in the resale and new home markets. A change in the economic conditions or other circumstances influencing the estimate of future cash flows or fair value could result in future impairment charges of goodwill or intangible assets with indefinite lives.  Based on the Company’s assessment, there was no indication of impairment in the Rental and Leasing reporting unit.  In addition, the Company assessed its indefinite-lived intangible assets and determined there was no indication of impairment.

NETWORK COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The total amount of goodwill on the Company’s books at March 29, 2009 and March 30, 2008 was $188.5 million and $306.5 million, respectively.

Balance, March 25, 2007	$291,723,947
Fiscal year 2008 additions	14,795,044
Balance, March 30, 2008	306,518,991
Fiscal year 2009 additions	1,534,555
Impairment loss	(119,522,033)
Balance, March 29, 2009	$188,531,513

11.           Intangible Assets
Intangible assets consist of the following:

	March 29, 2009	March 30, 2008
Carrying Amount
Independent distributor agreements	$68,000,000	$68,000,000
Advertiser lists	43,731,010	43,642,610
Distribution network	7,008,014	6,980,676
Amortizable trademarks/trade names	50,657,523	50,657,523
Unamortizable trademarks/trade names	1,900,000	1,900,000
Consumer databases	13,715,000	13,715,000
Noncompete agreements	11,019,676	11,019,676
Subscriber lists	295,131	295,131
Other intangible assets	79,675	79,675
Total intangible assets	$196,406,029	$196,290,291

Accumulated Amortization
Independent distributor agreements	$(19,266,398)	$(14,733,178)
Advertiser lists	(15,373,182)	(10,379,337)
Distribution network	(2,898,303)	(2,108,582)
Amortizable trademarks/trade names	(14,744,496)	(10,987,759)
Consumer databases	(6,977,594)	(5,555,471)
Noncompete agreements	(8,394,223)	(6,932,847)
Subscriber lists	(196,109)	(144,413)
Other intangible assets	(43,164)	(27,230)
Total accumulated amortization	(67,893,469)	(50,868,817)
Intangible assets, net	$128,512,560	$145,421,474

Amortization expense was $17.0 million for the year ended March 29, 2009, $17.2 million for the year ended March 30, 2008, and $15.4 million for the year ended March 25, 2007.  Based on the current amount of intangible assets subject to amortization, the average estimated amortization expense is expected to be approximately $13.5 million for each of the fiscal years 2010 through 2014. As acquisitions and dispositions occur in the future, these amounts may vary.

NETWORK COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.           Accrued Compensation, Benefits and Related Taxes
Accrued expenses related to compensation, benefits and related taxes consist of the following:

	March 29, 2009	March 30, 2008
Accrued salaries	$919,656	$1,208,168
Accrued commissions/bonuses	447,443	603,528
Other	136,580	565,936
Total	$1,503,679	$2,377,632

13.           Long-term Debt
Long-term debt consists of the following:

	March 29, 2009	March 30, 2008
10 3/4 % Senior Notes, due December 1, 2013	$175,000,000	$175,000,000
Term loan facility		—
New Senior Term loan facility	70,717,523	76,444,312
Senior Subordinated Note	40,937,992	36,446,462
Total long-term debt	286,655,515	287,890,774
Less:
Unamortized discount on noncurrent Senior Notes and Senior Subordinated Note	(1,611,231)	(1,965,580)
Current maturities	(2,350,941)	(5,726,789)
Long-term debt, less current maturities	$282,693,343	$280,198,405

Senior Subordinated Debt
On January 7, 2005, GMH, as borrower, entered into a senior subordinated credit agreement (Parent Mezzanine Debt). The agreement provides GMH a loan of $25.0 million. The full amount of the loan was drawn on January 7, 2005 and recorded as a liability on the balance sheet as of March 27, 2005.
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
During fiscal year 2009, $4.5 million had been added to principal for interest on the Parent Mezzanine Debt. As of March 29, 2009 the total principal added to the Parent Mezzanine Debt was $15.9 million on a cumulative basis.
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
In accordance with Accounting Principles Board Opinion No. 14 (“APB 14”), Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants, a valuation analysis was performed by management to determine the debt proceeds allocated to the warrants issued in connection with the senior subordinated debt. The valuation was based on market and financial data from comparable companies that were publicly traded. Revenue, EBITDA and total assets were compared to arrive at a base and a reasonable multiple for each measure. A liquidity discount was applied to arrive at NCI’s business enterprise valuation and subsequently, a fair market value for the total equity. The per share warrant value was indicated at $0.91 per share resulting in a total valuation of $0.53 million. The Company allocated $0.53 million to the warrants based on their relative fair value and recorded this amount as a debt discount and additional paid-in capital. The debt discount was amortized over the eight year life of the related debt.  The unamortized discount was $0.25 million at March 29, 2009.
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

NETWORK COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Senior Notes indenture contains a provision which allows the trustee or holders of at least 25% in principal of the Senior Notes to accelerate the Senior Notes upon a cross payment default (for payments at final maturity of the other indebtedness) or cross acceleration, in each case to other indebtedness in excess of $7.5 million.
The Senior Notes were issued at a discount of $2.29 million, which is being amortized as interest expense over the life of the Senior Notes. The unamortized discount was $1.4 million at March 29, 2009.
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
The Company had $70.7 million outstanding under the new term loan facility with no availability to borrow at March 29, 2009. Also, as of the fiscal year end, the Company had no balance outstanding with $35.0 million available to borrow under the new revolving loan facility.  The effective interest rate on the balances outstanding under the new term loan was 3.9% at March 29, 2009.
The final repayment of any outstanding amounts under the new revolving loan facility is due November 30, 2010. The new term loan facility commences amortization in quarterly installments of $0.192 million beginning December 31, 2007 through November 30, 2012.
Under the new credit facility, the Company may obtain additional funding through Incremental Loan Commitments in an amount not to exceed $75.0 million. As of March 29, 2009, there were no borrowings against the Incremental Loan Facility.
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
In addition to providing fixed principal payment schedules for the new credit facility, the loan agreement also includes an Excess Cash Flow Repayment provision that requires repayment of principal based on the Company’s leverage ratio, EBITDA, working capital, debt service and tax payments. The Excess Cash Flow amount is calculated and paid annually with the repayment of principal allocated on a pro rata basis to the term and revolving loans. The Company had to make a payment of  $5.0 million under the Excess Cash Flow Repayment provision based on the fiscal year ended March 30, 2008 financial results.  This payment was made on June 27, 2008 and accordingly was included in the current maturities of long-term debt at March 30, 2008.  Based on the Company’s financial results for the fiscal year ended March 29, 2009 the Company expects to make a payment of approximately $1.6 million during fiscal year 2010 under the Excess Cash Flow Repayment Provision.  This payment is to be made on June 26, 2009 and accordingly, has been included in the current maturities of long term debt as of March 29, 2009. The Company is also required to pay an annual non-utilization fee equal to 0.50% of the unused portion of the revolving credit facility.
Aggregate minimum principal maturities on long-term debt follow:

(Dollars in thousands)
2010	$2,351
2011	766
2012	766
2013	66,835
2014	215,938
$286,656

NETWORK COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company assumes that as amounts become due under the loan agreement the amounts needed for the payments will be obtained from the Company’s operating cash flow supplemented by borrowings under the revolving loan as needed.
The new revolving facility contains a cross default provision to other indebtedness in excess of $5.0 million whereby payment defaults on such other indebtedness result in cross default under the new revolving facility.  Covenant defaults under such other indebtedness do not result in a cross default under the new revolving facility until expiration of any relevant grace periods as set forth under such other indebtedness
The new term loan facility contains a cross default provision to other indebtedness in excess of $7.5 million whereby payment defaults or covenant defaults on such other indebtedness are, subject to certain exceptions, cure periods and grace periods as set forth in the new term loan facility agreement, cross defaults under the new term loan facility.
As of March 29, 2009, under the most restrictive covenants as defined in the new revolving loan facility, the Company was required to maintain a minimum interest coverage ratio, as defined in the new revolving loan agreement, of 1.50 to 1.00.  The maximum allowable senior secured debt leverage ratio, as defined in the new revolving loan agreement, is 2.00 to 1.00.  As of March 29, 2009, the Company was in compliance with all of the financial covenants of its new revolving loan agreement.
The Company executed a third amendment to its revolving loan agreement effective May 4, 2009 (discussed in Note 20 Subsequent Events).  The amendment adjusts the minimum interest coverage ratio and the maximum senior secured debt leverage ratio to 1.10 to 1.00 and 3.00 to 1.00, respectively.  The changes to the ratios are effective on March 30, 2009.

14.           Stockholders’ Equity
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

15.           Commitments and Contingencies

Operating Leases
The Company is obligated under noncancellable operating leases and leases for office space which expire at various dates through 2015. Certain of the leases require additional payments for real estate taxes, water and common maintenance costs.

NETWORK COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Minimum lease payments due under noncancellable operating lease agreements with terms in excess of a year follow:

(Dollars in thousands)
2010	$4,375
2011	3,091
2012	2,251
2013	557
2014	55
Thereafter	26
Total minimum operating lease payments	$10,355

Rent expense for office space for the fiscal year ended March 29, 2009, for the fiscal year ended March 30, 2008, and the fiscal year ended March 25, 2007 amounted to $4.3 million, $4.1 million, and $4.0 million, respectively.

Capital Leases
The Company is obligated under capital leases for computer, equipment and transportation which expire at various dates through 2013.
Payments due under capital lease agreements with terms in excess of a year follow:

(Dollars in thousands)
2010	$372
2011	230
2012	108
2013	2
Total minimum capital lease payments	712
Interest on capital leases	(47)
Present value of minimum capital lease payments	$665

Principal payments and interest payments for the year ended March 29, 2009, the year ended March 30, 2008, and the year ended March 25, 2007, amounted to $0.5 million, $0.5 million, and $0.7 million, respectively.

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

Other
The Company is involved in various claims and lawsuits which arise in the normal course of its business. Management does not believe that any of these actions will have a material adverse effect on the Company’s financial position or results of operations or cash flows.

NETWORK COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.           Income Taxes

For fiscal years 2009, 2008, and 2007, the benefit from income taxes related to loss from continuing operations, consists of the following:

	Fiscal Year Ended March 29, 2009	Fiscal Year Ended March 30, 2008	Fiscal Year Ended March 25, 2007
Federal
Current	$(2,418,574)	$2,658,317	$4,226,551
Deferred	(10,190,913)	(5,355,558)	(8,503,327)
	(12,609,487)	(2,697,241)	(4,276,776)
State
Current	(276,408)	455,712	724,552
Deferred	(1,532,468)	(805,347)	(1,278,696)
	(1,808,876)	(349,635)	(554,144)
Income tax benefit	$(14,418,363)	$(3,046,876)	$(4,830,920)

The benefit from income tax differs from the amount that would be calculated applying the federal statutory rate of 35% (2009, 2008 and 2007) to loss before benefit from income taxes from continuing operations as follows:

	Fiscal Year Ended March 29, 2009	Fiscal Year Ended March 30, 2008	Fiscal Year Ended March 25, 2007
Expected income tax benefit	$(48,940,146)	$(3,228,606)	$(3,730,236)
State income taxes, net of federal benefit	(1,175,770)	(222,706)	(360,488)
Deferred tax rate change	—	(82,765)	(896,333)
Permanent differences	469,078	487,201	402,215
Goodwill impairment	35,449,330	—	—
Other	(220,855)	—	(246,078)
Income tax benefit	$(14,418,363)	$(3,046,876)	$(4,830,920)

The Company’s deferred tax assets and liabilities consist of the following:

	Fiscal Year Ended March 29, 2009	Fiscal Year Ended March 30, 2008
Current:
Deferred tax assets (liabilities):
Allowance for doubtful accounts	$1,510,209	$1,068,459
Accumulated other comprehensive loss	73,637	4,789
Accrued compensation and benefits	11,665	(549)

Net current deferred tax assets	1,595,511	1,072,699
Noncurrent:
Deferred tax assets (liabilities):
Pay-in-kind note interest	4,834,607	3,472,153
Intangible assets amortization	(28,805,279)	(38,947,550)
Property, equipment and depreciation	(3,323,362)	(3,205,602)

Net noncurrent deferred tax liabilities	(27,294,034)	(38,680,999)

Net deferred tax liabilities	$(25,698,523)	$(37,608,300)

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

17.            Profit Sharing and 401(k) Plans
The Company has a Profit Sharing Plan for all employees. The Profit Sharing Plan is at the discretion of the Company and can be amended or terminated by the Company at any time.  For the fiscal years ended March 29, 2009 and March 30, 2008, there was no expense for the profit sharing plan as the Company chose not to fund the plan.  The expense for the profit sharing plan for the fiscal year ended March 25, 2007 was $1.1 million.
The Company sponsors a defined contribution plan pursuant to which employees can elect to defer a portion of their compensation for funding of retirement investments. The Company matches a certain percentage of the employee’s elected contribution, which is reported as an expense in the applicable payroll period. The Company contributed $1.0 million, $1.4 million, and $1.5 million, to the plan during the fiscal years ended March 29, 2009, March 30, 2008 and March 25, 2007, respectively.  Effective February 20, 2009, the Company suspended its 401(k) Plan matching.

18.            Related Party Transaction
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
Under this agreement, the Company paid $0.05 million, $0.21 million and $0.23 million for the fiscal years ended March 29, 2009, March 30, 2008 and March 25, 2007, respectively.  The amounts accrued under this agreement as of March 29, 2009 and March 30, 2008, were $0.21 million and $0.05 million, respectively.
The Company retained TMG Public Relations (“TMG”) to perform public relations and marketing services on its behalf on a project-by-project basis.  TMG is owned by the spouse of Dan McCarthy, NCI’s Chairman and Chief Executive Officer. In each of fiscal years 2009, 2008, and 2007, the Company made payments to TMG of $0.22 million, $0.38 million and $0.64 million.  The Company accrued $0.02 million and $0.01 million for services rendered as of March 29, 2009 and March 30, 2008, respectively. The Company expects to continue to use the services of TMG during fiscal year 2010.
Effective July 31, 2007, the Company entered into an agreement with L & S Graphics, which is a digital printing company owned by Brandon Lee, one of the Company’s employees. The Company agreed to utilize L&S Graphics for all digitally printed materials related to the “By Design” products. The company was later renamed “Digital Lizard”. Under this agreement, the Company made payments of $1.95 million and $1.50 million during the fiscal years ended March 29, 2009 and March 30, 2008, respectively and accrued for $0.04 million and $0.08 million as of March 29, 2009 and March 30, 2008, respectively.
Effective July 31, 2007, the Company entered into a lease agreement with MB&K, LLC which is owned by the same company employee noted in the prior paragraph.  Under this agreement, the Company made payments of $0.14 million and $0.10 million during the fiscal years ended March 29, 2009 and March 30, 2008 and made no accruals as of March 29, 2009 and March 30, 2008 as the Company has met all its financial obligations under this agreement.

NETWORK COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.	Selected Quarterly Financial Data (unaudited)
Unaudited Interim Results
The accompanying unaudited interim financial results and information have been prepared in accordance with accounting principles generally accepted in the United States and in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, these financial statements contain all normal and recurring adjustments considered necessary to present fairly the financial position, results of operations and cash flows for the periods presented.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal year 2009
Sales	$48,450	$46,746	$43,476	$42,543
Gross profit	14,553	14,060	12,008	7,457
Operating income (loss)	4,329	4,920	(82,454)	(37,709)
Net loss	$(1,566)	$(1,117)	$(80,769)	$(41,958)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal year 2008
Sales	$53,498	$56,013	$54,455	$59,761
Gross profit	16,972	18,436	18,076	14,957
Operating income	6,950	8,039	7,868	2,248
Net income (loss)	$140	$(1,882)	$568	$(5,004)

20.	Subsequent Events
On May 4, 2009, the Company amended the new revolving loan facility dated July 20, 2007. The amendment restated the applicable percentage as defined in the revolving credit agreement, increased the commitment fee from 0.50% to 0.75%, decreased the revolving credit commitment from $35.0 million to $15.0 million, decreased the permitted capital expenditures from $10.0 million to $6.0 million, and adjusted the interest coverage ratio and the senior secured coverage ratio on the revolving facility.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
 Evaluation of Disclosure Controls and Procedures
                As of the end of the fiscal year ended March 29, 2009, the Company’s management performed an evaluation with the participation of its Chief Executive Officer and Chief Financial Officer of the effectiveness of its “disclosure controls and procedures” (as defined in Securities Exchange Act of 1934 (the “Exchange Act”)) Rules 13a-15(e). Based upon that evaluation, NCI’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report (the “Evaluation Date”), the Company’s disclosure controls and procedures were ineffective because of the material weaknesses discussed below.  Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in its reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and include, without limitation, controls and procedures designed to ensure that information NCI is required to disclose in such reports is accumulated and communicated to management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

•
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
Our management assessed the effectiveness of our internal control over financial reporting, as defined in Securities Exchange Commission Act Rule 13a-15(f) as of March 29, 2009 and this assessment identified the following material weaknesses in our internal control over financial reporting:
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
2.
Remediation efforts to ensure adequate controls over key spreadsheets are in progress by implementing review and password protection on the spreadsheets and formulas and maintaining historic data in a read only access as well as a formal review process.  Implementation and testing are pending.

In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.  Because of the material weaknesses described in the preceding paragraphs, management believes that, as of March 29, 2009, the Company’s internal control over financial reporting was not effective based on those criteria.
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
There were no disclosures of any information required to be filed on Form 8-K during the fourth quarter of 2009 that were not filed.

PART III

Item 10.	Directors and Executive Officers of the Registrant
The following table sets forth certain information regarding our directors and executive officers. All directors hold office until the next annual meeting of stockholders, and until their successors are duly elected and qualified.
Name	Age	Position(s)
Daniel McCarthy	49	Chairman and Chief Executive Officer
Gerard Parker	46	Senior Vice President, Chief Financial Officer
Scott Dixon	54	Senior Vice President, NCI — President of Real Estate Area
Marcia Bollinger	51	Senior Vice President, NCI — President of Multi-Family Area
Stuart Christian	44	Senior Vice President — Production/Operations
Adam Japko	50	Senior Vice President, NCI — President of Home Design Area
Susan Deese	53	Senior Vice President and General Counsel
David F. Thomas	59	Director
Ian D. Highet	44	Director
Martin Maleska	65	Director
John Overbay	32	Director

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
Gerard Parker, Senior Vice President and Chief Financial Officer. Since he joined us in 2002, Mr. Parker has served as our Senior Vice President and Chief Financial Officer and has served as a director of GMHC since January 2005. From 1994 to 2002, Mr. Parker was Vice President and CFO of Primedia’s Consumer Guides division. Prior to joining Consumer Guides, Mr. Parker was Vice President, Business Development and Director, Strategic Planning with PRIMEDIA. Previously, Mr. Parker also worked at Macmillan Publishing, Salomon Brothers and Ernst & Young.
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

Marcia Bollinger, Senior Vice President NCI — President Multi-Family Area. Since October 2008, Ms. Bollinger has served as our Senior Vice President and President of the Multi-Family Area.  From 2003 when she joined NCI thru October 2008, she was Senior Vice President of Multi Family publications.  Ms. Bollinger has chaired and served on over 200 local, state and national Apartment Association committees. Ms. Bollinger also served as the National Suppliers Council (NSC) Chairman, Vice-Chairman, and Secretary. Prior to joining us, from 1999 to 2003, Ms. Bollinger was employed at Homestore.com as National Director of Real Estate Sales Division. Prior to working at Homestore.com from 1983 to 1999, Ms. Bollinger was the Vice President and Regional Director for Consumer Guides, a division of PRIMEDIA, where she managed the apartment directory business in the central region of the United States.
Stuart Christian, Senior Vice President NCI — Production/Operations. Since January 2004, Mr. Christian has served as our Senior Vice President of Production/Operations and Information Technology. He joined us in 1991. From 1997 to 2004, Mr. Christian was Vice President of Operations with responsibility for the management of our prepress operations and production facility. He is responsible for the production of all of our publications as well as our information technology group.
Adam Japko, Senior Vice President NCI — President Home & Design Area. Since joining us in May 2005, Mr. Japko has served as our President of the home and design publications area. From 1999 to 2005, he was President and Chief Operating Officer for Pennwell Corporation’s Advanced Technology Division.
Susan Deese, Senior Vice President NCI and General Counsel. Since joining us in 1995, Ms. Deese has served as our General Counsel. Prior to joining us, Ms. Deese was employed as Legal Counsel for Cleo Inc., then at Gibson Greetings company.
David F. Thomas, Director. Mr. Thomas has been a director since January 2005. Mr. Thomas has also been director of GMHC since January 2005. He is the President of Court Square Capital Partners (“Court Square”). He joined Court Square in 1980 and has been a Managing Partner at Court Square since 2000. Previously, he held various positions with Citibank’s Transportation Finance and Acquisition Finance Groups. Prior to joining Citibank, Mr. Thomas was a certified public accountant with Arthur Andersen & Co. Mr. Thomas received degrees in finance and accounting from the University of Akron. He is a director of Auto Europe Group and New Market International.
Ian D. Highet, Director. Mr. Highet has been a director since January 2005. Mr. Highet has also been director of GMHC since December 2004. He is a Managing Partner at Court Square. He joined Court Square in 1998 after working as Vice President of Corporate Development at K-III Communications Corporation, a media holding company formed by Kohlberg Kravis Roberts & Co. Mr. Highet has been a partner at Court Square since 1998 and a Managing Partner since 2008. Mr. Highet received his Bachelor of Arts (cum laude) from Harvard College and his MBA from Harvard Business School. He is a director of Auto Europe Group and Compucom.
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

Code of Ethics
Effective May 14, 2008, the Company implemented a Code of Business Conduct and Ethics (the “Code”) which is applicable to all officers, directors and employees of the Company, including the principal executive officer, the principal financial and accounting officer.  The Code is available on the Company’s web site at www.nci.com.

Compensation Committee
We do not currently have a Compensation Committee. However, we may appoint such a committee in the future.

Compensation of Directors
During fiscal year 2009, our director, Martin Maleska, was compensated for serving on the Board of Directors. We made payments of $0.04 million to Mr. Maleska in fiscal year 2009.

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

Compensation Discussion and Analysis

The following discussion and analysis of compensation arrangements of our named executive officers for fiscal year 2009 should be read together with the compensation tables and related disclosures set forth below.

Overview
Court Square Capital Partners controls 89% of GMHC’s outstanding capital stock, including the period in which the fiscal year 2009 compensation elements for our named executive officers were determined; Court Square holds three of six seats on our Board of Directors.
Our named executive officers participate in the Senior Management Bonus Plan (“SMBP”). Participants are paid at the discretion of our Board of Directors, a percentage of their salary based on the achievement of certain budget goals.

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
Our executive officers are Daniel McCarthy, Director, Chairman of the Board and Chief Executive Officer; Gerard Parker, Director,  Senior Vice President and Chief Financial Officer; Scott Dixon, Senior Vice President of NCI – President of Real Estate Area; Marcia Bollinger, Senior Vice President of NCI– President Multi-Family Area; Adam Japko, Senior Vice President of NCI – President of Home Design Area.

Base Salary.  We believe that market competitive base salaries are an essential aspect of each executive’s total compensation. Base salary for our executives is based on the responsibilities of their positions and their ability to lead their respective teams to achieve pre-established goals.  The salary of each executive officer is determined by the Board of Directors.  In making its determinations, the Board gives consideration to the recent financial performance of the Company, the magnitude of responsibilities, the scope of the position, individual performance and compensation paid by the Company.  The Board solicits input from our Chairman with respect to the performance of our executive officers and their compensation levels.

Annual Bonus. We believe that each executive’s compensation should include a portion that is predicated on achieving pre-defined performance objectives.  All of the executive officers are eligible for annual cash bonuses which are awarded under the Senior Management Bonus Plan. Our objective in designing at-risk compensation for our executive officers is to incentivize our senior executives to contribute to revenue growth, manage operating expenses and maximize Company earnings.   The financial targets for EBITDA and revenue, integrated into our SMBP, are established and approved by our Board of Directors as well as other pertinent criteria.  The criteria include meeting certain EBITDA targets as well as revenue targets for each individual participant’s respective operating units and a discretionary component. Each participant’s allocation differs based on their responsibilities. The total target bonus ranges from 20% to 40% of each participant’s base salary. If all targets are exceeded, the maximum bonus ranges from 30% to 60% of each participant’s base salary. We pay bonuses in the subsequent fiscal year upon completion of the year end audit by our independent registered public accounting firm.

Our fiscal year 2009 SMBP includes the following elements. Each element carries a certain weight in the calculation of total cash bonus:

▪	achieving company-wide EBITDA targets;
▪	achieving revenue targets within their respective areas;
▪	achieving gross margin and other direct expenditure targets within their respective areas;
▪	discretionary based on overall performance of the individual;

To be eligible to receive a bonus, participants must achieve at least 90% - 95% of the EBITDA and Revenue target.

The amount earned by each of our named executive officers under the fiscal year 2009 SMBP was calculated in May 2009 based on the fiscal year 2009 financial results.  We did not issue any long-term compensation during fiscal year 2009 to our senior executive officers.

Other. Other compensation to our executives includes typical employee benefits offered to all employees such as group medical, dental and vision coverage, group life insurance, short term disability insurance, flexible spending accounts and 401(k) Plan with Company matching.  The Company provides an automobile allowance on a case by case basis, as negotiated.  Effective February 20, 2009, the Company has suspended its 401(k) Plan matching.
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

The following table summarizes the annual compensation of our named executive officers for fiscal years 2009, 2008, and 2007.

Summary Compensation Table (7)
Name and Principal Position	Fiscal Year	Salary ($)	Non-Equity Incentive Plan Compensation Bonus ($) (1)	All Other Compensation ($)		Total ($)

Daniel McCarthy	2009	434,110	—	41,309	(2) (5)	475,419
Chairman & Chief Executive	2008	417,413	—	37,976	(3)(5)	455,389
Officer	2007	397,536	99,384	57,672	(4)(5)	554,592
Adam Japko	2009	295,000	—	4,229	(5)	299,229
Senior Vice President	2008	295,000	—	4,720	(5)	299,720
President of Home Design Area	2007	295,000	31,987	4,821	(5)	331,808
Marcia Bollinger	2009	271,546	34,200	6,955	(5) (6)	312,701
Senior Vice President	2008	255,272	34,200	7,814	(5) (6)	297,286
President of Multi-Family Area	2007	257,273	23,842	9,042	(5) (6)	290,157
Gerard Parker	2009	289,406	—	5,946	(5)	295,352
Senior Vice President & Chief	2008	278,275	—	7,318	(5)	285,593
Financial Officer	2007	265,024	66,256	7,221	(5)	338,501
Scott Dixon	2009	225,000	—	4,400	(5)	229,400
Senior Vice President	2008	225,000	—	6,736	(5)	231,736
President of Real Estate Area	2007	223,654	81,441	7,422	(5)	312,517

(1)
Bonuses reflected in fiscal year earned even though paid in the subsequent fiscal year. The bonuses for fiscal year 2009 will be paid in June 2009 and for fiscal year 2008 were paid in June 2008. Mr. McCarthy, Mr. Japko, Mr. Parker and Mr. Dixon have forgone their annual bonuses for fiscal years 2009 and 2008.

(2)
Includes fiscal year 2009 payments for a leased vehicle of $6,324 and apartment rental of $10,930 in Georgia for use by Mr. McCarthy. Also includes fiscal year 2009 payments made for club memberships of $6,363 and commuting expense of $17,029.

(3)
Includes fiscal year 2008 payments for a leased vehicle of $6,324 and apartment rental of $10,740 in Georgia for use by Mr. McCarthy. Also includes fiscal year 2008 payments made for club memberships of $6,132 and commuting expense of $14,149.

(4)
Includes fiscal year 2007 payments for a leased vehicle of $6,124 and apartment rental of $10,740 in Georgia for use by Mr. McCarthy. Also includes fiscal year 2007 payments made for club memberships of $5,964 and commuting expense of $34,244.

(5)	Represents matching contributions made by us pursuant to our 401(k) plan, premiums paid on life insurance plan, short term and long term disability plan.

(6)	Includes an annual auto mileage allowance of $4,800.
(7)
There were no payments or accruals of stock awards, option awards or non-equity incentive plan compensation during fiscal years 2009, 2008 and 2007.  Also, the Company did not pay or accrue for any change in pension value and non qualified deferred compensation earnings during fiscal years 2009, 2008 and 2007.

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
Pursuant to his employment agreement, Mr. McCarthy’s annual base salary is $434,110, subject to annual increases of 5% of his salary for the immediate prior year. Mr. McCarthy received bonuses of $99,384 for fiscal year 2007 pursuant to his employment agreement.  In addition, Mr. McCarthy is also entitled to receive an annual bonus of up to 75% of his average salary in effect during any fiscal year based on certain EBITDA performance targets. Mr. McCarthy has foregone his annual bonus for each of fiscal years 2009 and 2008.
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
Pursuant to his employment agreement, Mr. Parker’s annual base salary is $289,406, subject to annual increases of 5% of his salary for the immediate prior year. Mr. Parker received bonuses of $66,256 for fiscal year 2007 pursuant to his employment agreement.  In addition, Mr. Parker is also entitled to receive an annual bonus of up to 75% of his average salary in effect during any fiscal year based on certain EBITDA performance targets.  Mr. Parker has foregone his annual bonus for each of fiscal years 2009 and 2008.
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
In the event of Mr. Parker’s resignation (other than within 30 days of a substantial diminution of Mr. Parker’s professional responsibilities or a significant reduction in his salary or benefits, services, perquisites and amenities which Mr. Parker was entitled under the agreement), death, disability or other incapacity or the termination of his employment for “cause” or in connection with a sale of our business, Mr. Parker will not be entitled to receive his salary or any fringe benefits or performance bonus for periods after the termination of employment but, in the case of death, disability or other incapacity, he will be entitled to receive a pro rata portion of his performance bonus for the period during which Mr. Parker was employed by us at the time the performance bonus would normally be paid and based upon our actual performance for the relevant fiscal year. In the event that Mr. Parker’s employment is terminated by us without cause, or by him within 30 days after a substantial diminution of Mr. Parker’s professional responsibilities or a significant reduction in his salary or benefits, services, perquisites and amenities which Mr. Parker was entitled to under the agreement, then so long as Mr. Parker continues to comply with the confidentiality, non-competition and non-solicitation covenants under the agreement, Mr. Parker shall be entitled to receive (i) severance payments in an aggregate amount equal to two years’ salary based on the salary in effect at the time his employment is terminated and (ii) benefits at the same level and on the same terms as they are provided from time to time to our senior management employees for a period of two years from the date of such termination. Any such severance payments paid to Mr. Parker by us will be paid in equal monthly installments provided that, Mr. Parker shall be required to sign a release of all past, present and future claims against Court Square Capital and GMHC, its subsidiaries and affiliates as a condition to receiving such payments and benefits.
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

Option/SAR Grants During the Year Ended March 29, 2009
There were no stock options granted to named executive officers during the year ended March 29, 2009.
Aggregated Option/SAR Exercises During the Year Ended March 29, 2009 and 2008 Year-End Option/SAR Values
There were no exercises of stock options (granted in prior years) by any named executive officers during the year ended March 29, 2009. As of March 29, 2009 there were no outstanding stock options or stock appreciation rights.

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

	Number of		Total Number
	Class L	Number of	of Common
	Common Shares	Class A Common	Shares
	Beneficially	Shares Beneficially	Beneficially
Name	Owned	Owned	Owned	Percentage
Court Square Capital Partners (1)	16,909,090.92	—	16,909,090.92	86.58%
Ian Highet(1)	22,727.27	—	22,727.27	*
David Thomas(1)	45,454.55	—	45,454.55	*
Daniel McCarthy(2)	159,090.91	568,348.90	727,439.81	3.73%
Gerard Parker(2)	—	284,174.45	284,174.45	1.46%
Adam Japko(2)	—	125,000.00	125,000.00	*
Stuart Christian(2)	—	42,626.17	42,626.17	*
Scott Dixon(2)	—	125,000.00	125,000.00	*
Marcia Bollinger(2)	—	42,626.17	42,626.17	*
Susan Deese(2)	—	28,417.44	28,417.44	*
Todd Dubner (3)	—	65,000.00	65,000.00	*
Citicorp Mezzanine III, L.P. — Warrants(4)	—	585,926.70	585,926.70	3.00%
All directors and officers as a group (11 persons)	228,636.36	1,258,819.30	1,487,455.66	7.62%
All employees and executives of CVC as a group(1)	365,000.00	—	365,000.00	1.87%
All other	1,363.63	—	1,363.63	*
Unallocated Management shares	—	97,052.95	97,052.95	*

*	Less than 1%

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
The initial term of the Advisory Agreement is ten years and it automatically renews on an annual basis until terminated. We may terminate the Advisory Agreement in the event of a public offering of GMHC’s common stock under the Securities Act other than pursuant to a registration statement on Form S-4 or Form S-8 or any similar or successor form or the public registration of a combination of our debt and equity securities in which not more than 10% of the gross proceeds received from the sale of such securities is attributed to such equity securities, provided that the net proceeds of such public offering is equal to $50.0 million or more. Under this agreement we made payments to CSC Management of $0.1 million, $0.2 million and $0.2 million in each of fiscal years 2009, 2008 and 2007, respectively.  CSC Management suspended collection of all advisory fees effective September 2008.  We continue to accrue the advisory fees.

Stockholders’ Agreement
At the closing of the acquisition of our business, GMHC entered into a Securities Purchase and Holders Agreement dated as of January 7, 2005 (the “Stockholders’ Agreement”) with CVC L.P., certain of its affiliates and Court Square Capital Limited (“Court Square”), as well as certain other stockholders, including certain members of our management who own GMHC common stock and/or GMHC preferred stock and whom we refer to in this prospectus as the “minority stockholders.” The Stockholders’ Agreement provides that the Board of Directors of GMHC shall be comprised of up to five persons, including the Chief Executive Officer of GMHC and the Chief Financial Officer, and three persons designated by CVC L.P. CVC L.P. has the right to approve affiliate transactions, issuances of equity securities, incurrences of indebtedness, amendments of organizational documents and certain other matters, under certain specified circumstances and subject to certain specified exceptions.
The Stockholders’ Agreement generally restricts the transfer of shares of GMHC common stock and GMHC preferred stock. Exceptions to this restriction include transfers to affiliates, transfers for regulatory reasons, transfers for estate planning purposes and transfers after the fifth anniversary of the closing of the Acquisition if there has been no public offering of shares of GMHC common stock, in each case so long as any transferee agrees to be bound by the terms of the Stockholders’ Agreement. After an initial public offering, additional exceptions to the transfer restrictions will include sales pursuant to certain registration rights of the stockholders.
GMHC has “first offer” rights under the Stockholders’ Agreement entitling them to make an offer to purchase the shares of a stockholders prior to such stockholders being permitted to sell its shares to a third party. The stockholders have “tag-along” rights to sell their shares on a pro rata basis with CVC L.P. and its affiliates in sales to third parties. The Stockholders’ Agreement also contains a provision that requires GMHC to offer certain stockholders the right to purchase, on a pro rata basis, shares of GMHC upon any new issuance, subject to certain exceptions.
Registration Rights Agreement
In connection with their entry into the Stockholders’ Agreement, GMHC, CVC L.P. and certain of its affiliates, Court Square and the minority stockholders entered into a registration rights agreement (the “registration rights agreement”). Pursuant to the registration rights agreement, upon the written request of CVC L.P. or Court Square, GMHC has agreed to (subject to customary exceptions and limitations) on one or more occasions prepare and file a registration statement with the SEC concerning the distribution of all or part of the shares of GMHC common stock held by CVC L.P. and certain of its affiliates or Court Square, as the case may be, and use its best efforts to cause the registration statement to become effective. Subject to certain exceptions, if at any time GMHC files a registration statement for GMHC common stock pursuant to a request by CVC L.P., Court Square or otherwise, GMHC will serve notice of such a request to the other parties to the registration rights agreement and allow those parties, upon request, to have their shares of GMHC common stock (or a portion of their shares under specified circumstances) included in the offering of GMHC common stock if the registration form proposed to be used may be used to register the shares. Registration expenses of the selling stockholders (other than underwriting discounts and commissions and transfer taxes applicable to the shares sold by such stockholders or the fees and expenses, with certain exceptions, of any accountants or other representatives retained by a selling stockholder) will be paid by GMHC. GMHC has agreed to indemnify the stockholders against certain customary liabilities in connection with any registration. In addition, each stockholder has agreed to not sell any shares of GMHC common stock within ten days prior to and ninety days after the effective date of any registration statement registering equity securities of GMHC (other than a registration on Form S-4, Form S-8 or any successor form), except as part of such effective registration statement or unless the underwriters managing the offering agree to a shorter period.

Agreement with TMG Public Relations
We retain TMG Public Relations (“TMG”) to perform public relations and marketing services on the Company’s behalf on a project-by-project basis. TMG is owned by the spouse of Dan McCarthy, NCI’s Chairman and Chief Executive Officer. In each of the fiscal years 2009, 2008 and 2007, we made payments to TMG of $0.2 million, $0.4 million and $0.6 million, respectively. We expect to continue to use the services of TMG during fiscal year 2010.

Board of Directors
The Board of Directors of our ultimate parent GMHC is currently composed of six directors. Because affiliates of Court Square Capital Partners own more than 50% of the voting common stock of GMHC, we would be a “controlled company” within the meaning of Rule 4350© (5) of the Nasdaq Marketplace rules, which would qualify us for exemptions from certain corporate governance rules of The Nasdaq Stock Market LLC, including the requirement that the Board of Directors be composed of a majority of independent directors. None of the members of our Board of Directors would qualify as independent.

Item 14.	Principal Accountant Fees and Services
During fiscal years 2009 and 2008, we incurred the following fees for services performed by PricewaterhouseCoopers LLP:

	Fiscal year 2009	Fiscal year 2008

Audit fees	$421,000	$422,832
Audit related fees	—	12,161
Tax fees(1)	154,610	116,335
All other fees(2)	1,500	1,500
Total	$577,110	$552,828

(1)	Tax fees relate to tax compliance services.
(2)	All other fees for fiscal years 2009 and 2008 consist of product subscription fees.

Pre-approval of Services
All of the services described above were pre-approved by the Company’s Audit Committee.  The Audit Committee has determined that the payments made to its independent registered public accountants for these services are compatible with maintaining such auditors’ independence. All of the hours expended on the principal accountant’s engagement to audit the financial statements of the Company for fiscal year 2009 were attributable to work performed by full-time, permanent employees of the principal accountant.

The Audit Committee is directly responsible for the appointment and termination, compensation, and oversight of the work of the independent registered public accountants, including resolution of disagreements between NCI’s management and the independent registered public accountants regarding financial reporting. The Audit Committee is responsible for pre-approving all audit and non-audit services provided by the independent registered public accountants.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
(a)	Exhibits.
See Exhibit Index.
(b)	Financial Statement Schedules.

Schedule II — Valuation and Qualifying Accounts
Allowance for Doubtful Accounts

Description	Balance at Beginning of Fiscal Year	Additions Charged to Expenses	Deductions	Balance at End of Fiscal Year
Fiscal year ended March 25, 2007	$1,517,075	$1,857,254	$(1,461,418)	$1,912,911
Fiscal year ended March 30, 2008	1,912,911	3,207,990	(2,327,544)	2,793,357
Fiscal year ended March 29, 2009	$2,793,357	$4,792,165	$(3,637,262)	$3,948,260

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
Daniel R. McCarthy
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Daniel R. McCarthy Daniel R. McCarthy	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	June 19, 2009

/s/ Gerard P. Parker Gerard P. Parker	Senior Vice President, Chief Financial Officer and Director (Principal Financial and Accounting Officer)	June 19, 2009

/s/ David F. Thomas David F. Thomas	Director	June 19, 2009

/s/ Ian D. Highet Ian D. Highet	Director	June 19, 2009

/s/ Martin Maleska Martin Maleska	Director	June 19, 2009

/s/ John Overbay John Overbay	Director	June 19, 2009

Exhibit No.	Description

1.1	Purchase Agreement, by and among Network Communications, Inc., Credit Suisse First Boston LLC and TD Securities (USA) LLC dated November 30, 2005.(1)
3.1	Certificate of Incorporation of Network Communications, Inc., as amended. (1)
3.2	By-Laws of Network Communications, Inc. (1)
4.1	Indenture by and between Network Communications, Inc., and Wells Fargo Bank, N.A., dated November 30, 2005. (1)
4.2	Registration Rights Agreement by and among Network Communications, Inc., Credit Suisse First Boston LLC and TD Securities (USA) LLC, dated as of November 30, 2005. (1)
10.1	Employment Agreement of Daniel McCarthy.** (1)
10.2	Employment Agreement of Gerard Parker.** (1)
10.3	Advisory Agreement by and between GMH Holding Company, GMH Acquisition Corp. and CVC Management LLC dated December 12, 2004. (1)
10.4	Securities Purchase and Holders Agreement by and among GMH Holding Company, CVC, L.P., certain of its affiliates and Court Square Capital Limited dated January 7, 2005. (1)
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

Exhibits

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

10	..21
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
10.26
Amendment dated June 10, 2008 to Revolving Loan Credit Agreement dated July 20, 2007 by and among the Company, Gallarus Media Holdings, Inc., the Lenders and Toronto Dominion (Texas) LLC as administrative agent and collateral agent for the Lenders. (3)

10.27
Second Amendment dated December 4, 2008 to Revolving Loan Credit Agreements dated July 20, 2007 by and among the Company, Gallarus Media Holdings, Inc., the Lenders and Toronto Dominion (Texas) LLC as administrative agent for the Lenders. (4)

10.28
Third Amendment dated May 4, 2009 to Revolving Loan Credit Agreements dated July 20, 2007 by and among the Company, Gallarus Media Holdings, Inc., the Lenders and Toronto Dominion (Texas) LLC as administrative agent for the Lenders

21.1		Subsidiaries of Registrant. (1)
23.1		Consent of Independent Registered Public Accounting Firm.
24.1		Power of Attorney. (1)
31.1		SECTION 302, CERTIFICATION OF CEO
31.2		SECTION 302, CERTIFICATION OF CFO
32.1		SECTION 906, CERTIFICATION OF CEO
32.2		SECTION 906, CERTIFICATION OF CFO

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-4 (Registration No. 333-134701) filed with the Commission on June 2, 2006, as amended).
(2)	Incorporated by reference to the Company’s Form 10-Q filed on October 18, 2007, as amended).
(3)	Incorporated by reference to the Company’s Form 10-Q filed on July 31, 2008, as amended).
(4)	Incorporated by reference to the Company’s Form 10-Q filed on January 26, 2009, as amended).

**	Denotes management contract or compensatory plan or arrangement.