Form 10-Q
period 2009-06-21
Network Communications, Inc.
filed 2009-08-04
CIK 1364727

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 21, 2009

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

Yes ☑          No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐          No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer [   ]                                                              Accelerated filer  [   ]                                              Non-accelerated filer  [✓]Smaller reporting company  [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐          No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at June 21, 2009
Common Stock, $0.001 par value per share	100 shares

PART I – FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements

NETWORK COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 21, 2009	March 29, 2009
ASSETS
Current assets
Cash and cash equivalents	$3,653,989	$2,584,740
Accounts receivable, net of allowance for doubtful accounts of $4,027,913 and $3,948,460, respectively	13,452,032	12,063,799
Inventories	2,092,665	2,849,917
Prepaid expenses and deferred charges	2,771,209	3,332,139
Deferred tax assets	1,590,109	1,595,511
Income tax receivable	4,214,426	3,292,455
Other current assets	138,577	59,487
Total current assets	27,913,007	25,778,048
Property, equipment and computer software, net	23,283,735	23,658,481
Goodwill	188,742,864	188,531,513
Deferred financing costs, net	5,576,798	5,959,080
Intangible assets, net	125,168,210	128,512,560
Other assets	385,439	417,378
Total noncurrent assets	343,157,046	347,079,012
Total assets	$371,070,053	$372,857,060

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$6,960,598	$6,459,301
Accrued compensation and related taxes	1,283,140	1,503,679
Customer deposits	1,029,585	964,022
Unearned revenue	1,502,528	1,332,484
Accrued interest	1,503,430	6,682,405
Other current liabilities	86,699	383,004
Current maturities of long-term debt	2,350,941	2,350,941
Current maturities of capital lease obligations	320,671	342,192
Total current liabilities	15,037,592	20,018,028
Long-term debt, less current maturities	289,670,259	282,693,343
Capital lease obligations, less current maturities	249,278	322,269
Deferred tax liabilities	26,972,144	27,294,034
Other long-term liabilities	3,137	—
Total liabilities	331,932,410	330,327,674
Commitments and contingencies (Note 9)
Stockholders’ Equity
Common stock, $0.001 par value; 100 shares authorized, issued and outstanding	—	—
Additional paid-in capital (including warrants of $533,583 at June 21, 2009 and March 29, 2009)	194,579,776	194,579,776
Accumulated deficit	(155,381,162)	(151,931,512)
Accumulated other comprehensive loss, net of tax	(60,971)	(118,878)
Total stockholders’ equity	39,137,643	42,529,386
Total liabilities and stockholders’ equity	$371,070,053	$372,857,060

See the accompanying notes to condensed consolidated financial statements.

NETWORK COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Periods Ended
	June 21, 2009	June 22, 2008

Sales	$35,848,651	$48,450,049
Cost of sales (exclusive of production depreciation and software amortization expense shown separately below)	24,466,311	32,715,723
Production depreciation and software amortization	1,276,018	1,180,935
Gross profit	10,106,322	14,553,391
Selling, general and administrative expenses	4,738,762	5,778,088
Nonproduction depreciation and software amortization	448,330	414,923
Amortization of intangibles	3,566,452	4,031,402
Operating income	1,352,778	4,328,978
Other income (expense)
Interest and dividend income	9,908	58,232
Interest expense	(6,756,409)	(6,669,890)
Other income	21,364	49,972
Total other expense	(6,725,137)	(6,561,686)
Loss before benefit from income taxes	(5,372,359)	(2,232,708)
Income tax benefit	(1,922,709)	(666,469)
Net loss	$(3,449,650)	$(1,566,239)

See the accompanying notes to condensed consolidated financial statements.

NETWORK COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Common Stock Shares Amount		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income, net of tax	Total

Balance at March 29, 2009	100	$—	$194,579,776	$(151,931,512)	$(118,878)	$42,529,386
Comprehensive loss:
Net loss	—	—	—	(3,449,650)	—	(3,449,650)
Foreign currency translation adjustments, net of tax	—	—	—	—	57,907	57,907
Comprehensive loss						(3,391,743)
Balance at June 21, 2009	100	$—	$194,579,776	$(155,381,162)	$(60,971)	$39,137,643

See the accompanying notes to condensed consolidated financial statements.

NETWORK COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Periods Ended
	June 21, 2009	June 22, 2008

Cash flows from operating activities
Net loss	$(3,449,650)	$(1,566,239)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Deferred income taxes	(316,488)	(1,365,111)
Other, net	6,997,582	7,014,698
Changes in operating assets and liabilities, net of acquired businesses	(6,508,899)	(2,304,813)
Net cash (used in) provided by operating activities	(3,277,455)	1,778,535

Cash flows from investing activities
Purchase of property, equipment and computer software	(1,245,050)	(1,346,902)
Payments for businesses acquired, net of cash	—	(30,487)
Net cash used in investing activities	(1,245,050)	(1,377,389)

Cash flows from financing activities
Proceeds from revolving facility	6,000,000	—
Payments on term loan facility	(191,590)	(191,590)
Payments on capital leases	(94,513)	(114,659)
Payments of debt issuance costs	(122,143)	—
Net cash provided by (used in) financing activities	5,591,754	(306,249)
Net increase in cash	1,069,249	94,897
Cash at beginning of fiscal year	2,584,740	6,715,837
Cash at end of period	$3,653,989	$6,810,734

Supplemental disclosure
Payments for businesses acquired:
Fair value of assets acquired	$—	$—
Less liabilities assumed	—	—
Total purchase price	—	—
Deferred purchase price	—	30,487
Cash paid for acquired businesses	$—	$30,487
Noncash investing and financing activities
Assets acquired through capital lease	$—	$63,559

See the accompanying notes to condensed consolidated financial statements.

NETWORK COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Organization and Basis of Presentation

Network Communications, Inc. (“NCI’’), and its wholly-owned subsidiaries, NCID, LLC and other entities and Network Publications Canada, Inc. (“NCI-Canada’’) (collectively “the Company’’) has its principal management, administrative and production facilities in Lawrenceville, GA.  The Company is a publisher, producing The Real Estate Book (“TREB”), which is distributed in over 375 markets, the District of Columbia, Puerto Rico, Virgin Islands, and Canada.  It also produces the Apartment Finder, New Home Finder, Mature Living Choices, Unique Homes Magazine, Enclave Magazine, Black’s Guide, Kansas City Homes and Gardens, New England Home, Home by Design, Homes and Lifestyles magazines, regional home improvement magazines, and other publications.  The Company also provides its customers the opportunity to purchase related marketing services, such as custom publishing and direct mail marketing.  Revenue is primarily generated from advertising displayed in the Company’s print publications and online versions of such publications.  The combined online and print distribution provide a unique advantage in reaching real estate and home design consumers.  Advertisers may also purchase enhanced print or online listings for an additional fee.  Each market is operated either by an Independent Distributor (“ID”) assigned a particular market or by the Company.  NCI is a wholly-owned subsidiary of Gallarus Media Holdings, Inc. (“GMH’’), and effective January 7, 2005, a wholly-owned subsidiary of our ultimate parent, GMH Holding Company (“GMHC’’).  On January 7, 2005, the majority of GMHC stock was acquired by Citigroup Venture Capital Equity Partners, L.P. and its affiliated funds (“CVC Fund”).  As a result of their stock acquisition of GMHC, CVC Fund owns approximately 89% of GMHC’s outstanding capital stock.  By virtue of their stock ownership, CVC Fund has significant influence over our management and will be able to determine the outcome of all matters required to be submitted to the stockholders for approval.  CVC subsequently spun off from its former owner, Citigroup, and the new entity was renamed Court Square Capital Partners (“Court Square”).

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements represent the condensed consolidated statements of the Company and its wholly owned subsidiaries.  The Company and its consolidated entities report on a 52-53 week accounting year which ends on the last Sunday of March of that year and includes 13 four-week periods.  Fiscal quarters 1, 2 and 3 each include 12 weeks; fiscal quarter 4 includes 16 weeks or 17 weeks.  The condensed consolidated financial statements include the financial statements of the Company for the three periods ended June 21, 2009 and the three periods ended June 22, 2008.  All significant intercompany balances and transactions have been eliminated in consolidation.

The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

The accompanying interim condensed consolidated financial statements for the three periods ended June 21, 2009 and June 22, 2008 are unaudited.  Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America for financial information have been condensed or omitted pursuant to the rules and regulations of Article 10 of SEC Regulation S-X.  In the opinion of management, these condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to state fairly the financial position, results of operations and cash flows for the periods indicated.  Operating results for the three periods ended June 21, 2009 are not necessarily indicative of results that may be expected for any other future interim period or for the fiscal year ending March 28, 2010.  You should read the unaudited condensed consolidated financial statements in conjunction with NCI’s consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 29, 2009 filed with the SEC on June 19, 2009.

NETWORK COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Fair Value of Financial Instruments

The fair values of the Company’s financial assets and liabilities at June 21, 2009 and March 29, 2009, equal the carrying values reported on the Consolidated Balance Sheets except for the new senior secured term loan facility entered into on July 20, 2007 (the “new term loan facility”), the10 ¾% senior notes (“senior notes”) and the senior subordinated note. The fair values of the new term loan facility and senior notes are based on quoted market values. The fair value of the new term loan facility was $42.3 million and $42.4 million as compared to the carrying values of $70.5 million and $70.7 million as of June 21, 2009 and March 29, 2009, respectively. The fair value of the senior notes was $34.4 million and $24.7 million as compared to the carrying amounts of $175.0 million and $175.0 million as of June 21, 2009 and March 29, 2009, respectively.  The senior subordinated note does not trade in a market so the fair value is based on appropriate valuation methodologies including option model and liquidation analyses.  The fair value of the senior subordinated note was $6.0 million and $6.0 million as compared to the carrying amounts of $42.0 million and $40.9 million as of June 21, 2009 and March 29, 2009, respectively.

Derivative Instruments

SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. This statement requires the recognition of all derivative instruments as either assets or liabilities in the balance sheet measured at fair value. The changes in fair value of derivative instruments are recognized as gains or losses in the period of change. SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” which was effective for the Company in the fourth quarter of fiscal year 2009, requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows.

Occasionally, the Company enters into foreign currency forward contracts whereby the Company agrees to sell on a certain date Canadian Dollars in exchange of US Dollars at a pre-determined foreign exchange rate. The Company has not elected to use hedge accounting to record these contracts. The Company executes the contract on the expiry date and the related gain or loss is recorded in its statement of operations under the selling, general and administrative expenses during the period the contract expires. The Company uses these contracts to minimize the foreign currency fluctuation risk resulting from activities of its subsidiary, Network Publications Canada, Inc (NCI-Canada). As of June 21, 2009, the Company has three forward contracts outstanding consisting of $0.2 million, $0.5 million and $0.5 million expiring on July 1, 2009, October 1, 2009 and December 31, 2009, respectively. In addition, the Company recorded $0.04 million of loss related to foreign currency forward contracts executed during the first quarter of fiscal year 2010 in its statement of operations for the three periods ended June 21, 2009 under the selling, general and administrative expenses line.

Subsequent events

 In the first quarter of fiscal year 2010, the Company adopted the provisions of SFAS 165, “Subsequent Events” which require entities to disclose the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued or the date the financial statements were available to be issued. Accordingly, the Company evaluated, for potential recognition and disclosure, events that occurred prior to the filing of the Company’s Quarterly Report on Form 10-Q for the three periods ended June 21, 2009 on August 4, 2009.

Recent Accounting Pronouncements

In May 2009, The Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 165, Subsequent Events (“SFAS 165”). This statement establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and whether that evaluation date is the date of issuance or the date the financial statements were available to be issued. SFAS 165 is effective for interim and annual periods ending after June 15, 2009 and as such, the Company adopted this standard in the first quarter of fiscal year 2010 and the adoption had no impact on its financial position, results of operations or cash flows.

NETWORK COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

In April 2009, the FASB issued FASB staff position (“FSP”) FAS 107-1, “Disclosures about Fair Value of Financial Instruments” (“FSP 107-1”). The staff position increases the frequency of the disclosures related to the fair value of financial instruments required by public entities to a quarterly basis rather than just annually. The quarterly disclosures are intended to provide financial statement users with more timely information about the effects of current market conditions on an entity’s financial instruments that are not otherwise reported at fair value. FSP 107-1 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted in certain circumstances for periods ending after March 15, 2009. The Company adopted this FSP in the first quarter of fiscal year 2010 and the adoption had no impact on its financial position, results of operations, or cash flows.

In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP FAS 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS 142, “Goodwill and Other Intangible Assets”. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP FAS 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008.  Early adoption is prohibited.  The Company adopted FSP FAS 142-3 in the first quarter of fiscal year 2010 and the adoption did not have any material impact on its financial position, results of operations, or cash flows.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”), which amends the disclosure requirements of SFAS 133. SFAS 161 provides an enhanced understanding about how and why derivative instruments are used, how they are accounted for and their effect on an entity’s financial position, performance and cash flows. SFAS 161, which is effective for the first interim period beginning after November 15, 2008, will require additional disclosure in future filings. The Company adopted this standard in the fourth quarter of fiscal year 2009 and the adoption did not have any material impact on the Company’s consolidated financial position, results of operations, or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51 (“SFAS 160”). SFAS 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008 and as such, the Company adopted this standard in the first quarter of fiscal year 2010 and the adoption did not have any material impact on its financial position, results of operations, or cash flows.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R will significantly change the accounting for business combinations in a number of areas including the treatment of contingent consideration, contingencies, acquisition costs, IPR&D and restructuring costs. In addition, under SFAS 141R, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income taxes.  SFAS 141R is effective for fiscal years beginning after December 15, 2008 and, as such, the Company adopted this standard in the first quarter of fiscal year 2010. The provisions are effective for the Company for business combinations on or after March 30, 2009.

Effective March 26, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109 (“FIN 48”). FIN 48 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not (i.e. a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlements. Upon adoption, the Company did not have any material uncertain tax positions to account for as an adjustment to its opening balance of retained earnings on March 26, 2007. In addition, as of June 21, 2009 and March 29, 2009, the Company did not have any material unrecognized tax benefits.

NETWORK COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. This provides entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without being required to apply complex hedge accounting provisions. The provisions of SFAS 159 are effective as of the beginning of fiscal years that start after November 15, 2007. The Company adopted SFAS 159 on March 31, 2008 and the adoption did not have any material impact on its financial position, results of operations, or cash flows.

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

SFAS 157 establishes a three-tiered hierarchy to prioritize inputs used to measure fair value. Those tiers are defined as follows:

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

As of March 31, 2008, the Company adopted SFAS 157, and the adoption did not have a material impact on the Company’s financial position, results of operations, or cash flows.

In February 2008, the FASB issued FSP FAS 157-2, which delays the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years, for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  The Company adopted FSP FAS 157-2 in the first quarter of fiscal year 2010 and the adoption did not have any material impact on the Company’s financial position, results of operations on cash flows.

NETWORK COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.	Inventories

At June 21, 2009 and March 29, 2009, inventories consisted of the following:

	June 21, 2009	March 29, 2009

Distribution products and marketing aids for resale	$246,769	$274,683
Production, paper and ink	1,360,361	2,057,004
Work-in-process	485,535	518,230
Total	$2,092,665	$2,849,917

4.	Acquisitions

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

Allocation of Purchase Price

The application of purchase accounting under SFAS 141 requires that the total purchase price be allocated to the fair value of assets acquired and liabilities assumed based on their fair values at the acquisition date.  The allocation process requires an analysis of acquired contracts, customer relationships, contractual commitments and legal contingencies to identify and record the fair value of all assets acquired and liabilities assumed.  In valuing acquired assets and assumed liabilities, fair values are based on, but not limited to: future expected cash flows; current replacement cost for similar capacity for certain fixed assets; market rate assumptions for contractual obligations; settlement plans for litigation and contingencies; and appropriate discount rates and growth rates.  Goodwill represents the excess of the purchase price over the fair value of the net assets of the acquired business.  Goodwill, which is tax deductible, resulting from the acquisitions is assigned to the Company’s one business segment.  The Company adopted SFAS 141R in the first quarter of fiscal year 2010 and will apply the provisions on acquisitions completed in the future.

During the three periods ended June 21, 2009, the Company acquired the publishing assets of The Real Estate Book in the Mid-Atlantic region for which consideration did not involve cash.  The total purchase price was $0.4 million of which $0.2 million was recorded to goodwill.  In addition, the Company did not complete any acquisitions during the three periods ended June 22, 2008.

5.	Goodwill

As disclosed in its annual report on Form 10-K filed with the SEC on June 19, 2009, the Company had a triggering event under SFAS 142 in the third quarter of fiscal year 2009.  As a result, the Company performed an impairment test of its goodwill and indefinite-lived intangible assets under SFAS 142 and recorded during the third and fourth quarters of fiscal year 2009 a total impairment loss of $119.5 million. For further details, refer to the Company’s recent annual report on Form 10-K for fiscal year 2009 filed with the SEC on June 19, 2009.

NETWORK COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The total amount of goodwill on the Company’s books at June 21, 2009 and March 29, 2009 was $188.7 million and $188.5 million, respectively.

Balance, March 30, 2008	$306,518,991
Fiscal year 2009 additions	1,534,555
Impairment loss	(119,522,033)
Balance, March 29, 2009	188,531,513
Current year additions	211,351
Balance, June 21, 2009	$188,742,864

6.	Comprehensive Loss

Comprehensive loss includes reported net loss, and foreign currency translation adjustments, net of tax. The following table shows NCI’s comprehensive loss for the three periods ended June 21, 2009 and June 22, 2008:

	Three Periods Ended
(Dollars in thousands)	June 21 2009	June 22, 2008

Net loss	$(3,450)	$(1,566)
Foreign currency translation adjustments, net of tax	58	(3)
Comprehensive loss	$(3,392)	$(1,569)

7.	Income Taxes

The following table sets forth the income tax benefit and effective tax rate for the three periods ended June 21, 2009 and June 22, 2008:

	Three Periods Ended
(Dollars in thousands)	June 21, 2009	June 22, 2008

Income tax benefit	$(1,923)	$(666)
Effective tax rate	35.8%	29.9%

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

NETWORK COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

8.	Long-Term Debt

At June 21, 2009 and March 29, 2009, long-term debt consisted of the following:

	June 21, 2009	March 29, 2009

10 ¾% Senior Notes, due December 1, 2013	$175,000,000	$175,000,000
New Senior Term loan facility	70,525,934	70,717,523
New Revolving loan facility	6,000,000	—
Senior Subordinated Note	42,024,724	40,937,992
Total long-term debt	293,550,658	286,655,515
Less:
Unamortized discount on Senior Notes and Senior Subordinated Note	(1,529,458)	(1,611,231)
Current maturities	(2,350,941)	(2,350,941)
Long-term debt, less current maturities	$289,670,259	$282,693,343

For a discussion of certain of our debt characteristics, see “Note 13. Long-term Debt” of the Notes to Consolidated Financial Statements section of our annual report on Form 10-K for the fiscal year ended March 29, 2009. Other than the items noted below, there have been no significant developments since March 29, 2009.

New Senior Credit Facility

On July 20, 2007, the Company entered into the new term loan facility for an aggregate principal amount of $76.6 million and a senior secured revolving loan facility (the “new revolving loan facility”) for an amount up to $35.0 million (the new term loan facility together with the new revolving loan facility; the “new credit facility”). The proceeds of the new credit facility were used to repay all amounts outstanding under the Company’s prior credit facility (dated as of November 30, 2005) and fund acquisitions during the Company’s second quarter of fiscal year 2008. In connection with the new credit facility, the Company recorded $0.5 million of deferred charges during the second quarter of fiscal year 2008 for transaction fees and other related debt issuance costs.  Additionally, approximately $3.7 million of debt issuance costs associated with the extinguishment of the existing term loan facility were written off and charged to interest expense during the second quarter of fiscal year 2008.

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

On May 4, 2009, the Company amended the new revolving loan facility dated July 20, 2007. The amendment restated the applicable percentage as defined in the revolving credit agreement, increased the commitment fee from 0.50% to 0.75%, decreased the revolving credit commitment from $35.0 million to $15.0 million, decreased the permitted annual capital expenditures from $10.0 million to $6.0 million, and adjusted the interest coverage ratio and the senior secured coverage ratio on the revolving facility. In connection with the amendment, the Company wrote off $0.2 million for debt issuance costs associated with the prior revolving facility dated July 20, 2007 and recorded $0.2 million for debt issuance costs associated with the new amended facility, of which $0.1 million was paid as of June 21, 2009.

NETWORK COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Under the new credit facility, the Company has the option to borrow funds at an interest rate equal to the London Interbank Offered Rate (“LIBOR”) plus a margin or at the lender’s base rate (which approximates the Prime rate) plus a margin. Interest rates under the new term loan facility are base rate plus a margin of 1.50% or LIBOR plus a margin of 2.00%. Interest rates under the new revolving loan facility are base rate plus a margin ranging from 2.50% to 1.75% or LIBOR plus a margin ranging from 3.50% to 2.75%. The applicable margin payable on the new revolving loan facility is subject to adjustments based upon a leverage-based pricing grid.  The new credit facility requires the Company to meet maximum leverage ratios and minimum interest coverage ratios and includes a maximum annual capital expenditures limitation.  In addition, the new credit facility contains certain restrictive covenants which, among other things, limit our ability to incur additional indebtedness, pay dividends, incur liens, prepay subordinated debt, make loans and investments, merge or consolidate, sell assets, change our business, amend the terms of our subordinated debt and engage in certain other activities customarily restricted in such agreements.  It also contains certain customary events of defaults, subject to grace periods, as appropriate.

The new revolving facility contains a cross default provision to other indebtedness in excess of $5.0 million whereby payment defaults on such other indebtedness result in cross default under the new revolving facility.  Covenant defaults under such other indebtedness do not result in a cross default under the new revolving facility until expiration of any relevant grace periods as set forth under such other indebtedness.

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

As of June 21, 2009, under the most restrictive covenants as defined in the new revolving loan facility, the Company was required to maintain a minimum interest coverage ratio, as defined in the new revolving loan agreement, of 1.10 to 1.00.  The maximum allowable senior secured debt leverage ratio, as defined in the new revolving loan agreement, is 3.00 to 1.00.  As of June 21, 2009, the Company was in compliance with all of the financial covenants of its new revolving loan agreement.

The Company had $70.5 million outstanding under the new term loan facility with no availability to borrow at June 21, 2009.  Also, as of the fiscal quarter end, the Company had a $6.0 million outstanding balance under the new revolving facility with $9.0 million available to borrow, subject to the Company maintaining compliance with the facility covenants.  The interest rate at June 21, 2009 for the new revolving loan facility was at a rate of base plus 2.50% and/or LIBOR plus 3.50%. The effective interest rate on the balances outstanding under the new term loan facility was 3.6% at June 21, 2009.

The final repayment of any outstanding amounts under the new revolving loan facility is due November 30, 2010. The new term loan facility commenced amortization in quarterly installments of $0.192 million beginning December 31, 2007 through September 30, 2012. The final settlement of any outstanding amounts under the new term loan facility is due November 30, 2012.

NETWORK COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Under the new credit facility, the Company may obtain additional funding through incremental loan commitments in an amount not to exceed $75.0 million provided that the Company remains in compliance with its financial covenants on a pro forma basis. As of June 21, 2009, there were no borrowings against the incremental loan facility.

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

Based on the Company’s financial results for the fiscal year ended March 29, 2009, the Company determined that a payment of approximately $1.6 million during fiscal year 2010 under the Excess Cash Flow Repayment Provision of the new term loan facility was required. This payment was made on June 29, 2009 and accordingly, was included in the current maturities of long-term debt as of June 21, 2009 and March 29, 2009. The Company is also required to pay an annual non-utilization fee equal to 0.75% of the unused portion of the revolving credit facility.

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

Other

The Company is involved in various claims and lawsuits which arise in the normal course of its business. Management does not believe that any of these actions will have a material adverse effect on the Company's financial position, results of operations, or cash flows.

10. Related Party Transactions

In December 2004, the Company entered into a 10-year advisory agreement with CVC Management LLC (“CVC”), an affiliate of CVC Fund, now known as Court Square Capital Partners (“Court Square”), whereby the Company pays an annual advisory fee to Court Square.  The advisory fee is equal to the greater of $0.21 million or 0.016% of the prior fiscal year advisory consolidated revenue.  On July 31, 2006, Court Square Advisor, LLC, was assigned the right to receive the fees payable by the Company pursuant to the advisory agreement between CVC Management LLC, and NCI.  Under this agreement, the Company made no payments during the three periods ended June 21, 2009 and paid $0.05 million in the three periods ended June 22, 2008.  The Company accrued $0.26 million and $0.21 million for management fees as of June 21, 2009 and March 29, 2009, respectively.  Court Square Advisor suspended collection of all advisory fees effective September 2008.  We continue to accrue the advisory fees.

NETWORK COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company has retained TMG Public Relations (“TMG”) to perform public relations and marketing services on its behalf on a project-by-project basis.  TMG is owned by the spouse of Daniel McCarthy, NCI’s Chairman and Chief Executive Officer.  The Company made payments to TMG of $0.09 million and $0.02 million during the three periods ended June 21, 2009 and June 22, 2008, respectively.  The Company accrued $0.03 million and $0.02 million for services rendered as of June 21, 2009 and March 29, 2009, respectively.  The Company expects to continue to use the services of TMG during the remainder of fiscal year 2010.

Effective July 31, 2007, the Company entered into an agreement with L&S Graphics, which is a digital printing company owned by Brandon Lee, one of the Company’s employees who performs the role of the general manager of By Design. The Company agreed to utilize L&S Graphics for all digitally printed materials related to the “By Design” products. L&S Graphics was later renamed “Digital Lizard”. Under this agreement, the Company made payments of $0.31 million and $0.43 million during the three periods ended June 21, 2009 and June 22, 2008 and accrued for $0.08 million and $0.04 million as of June 21, 2009 and March 29, 2009, respectively.

Effective July 31, 2007, the Company entered into an office lease agreement with MB&K, LLC which is owned by the same company employee noted in the prior paragraph. Under this agreement, the Company made payments of $0.03 million and $0.02 million during the three periods ended June 21, 2009 and June 22, 2008, respectively and recorded no accruals as of June 21, 2009 and March 29, 2009, as the Company has met all its financial obligations under this agreement.

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

Overview of Operations

We are a Georgia corporation that was formed in 1980.  The following discussion and analysis is based upon our unaudited interim condensed consolidated financial statements and our review of our business and operations.  Furthermore, we believe the discussion and analysis of our financial condition, results of operations, and cash flows as set forth below are not indicative nor should they be relied upon as an indicator of our future performance.  The following discussion includes a comparison of our results of operations for the three periods ended June 21, 2009 to the three periods ended June 22, 2008.

We have 13 four-week reporting periods in each fiscal year.  Our fiscal year refers to the 52-53 week accounting year ended on the last Sunday of March of that year.  The first, second and third quarters each contain 3 periods, or 12 weeks each, and the fourth quarter contains 4 periods, or 16 weeks.  In the 53-week accounting year, the fourth quarter contains 17 weeks.

We are one of the largest and most diversified publishers of information for the local real estate market in North America.  Through our extensive proprietary network of online and print distribution points, we provide critical local information to consumers involved in buying, leasing and renovating a home.  Our reader base selects our print and online publications almost exclusively for the extensive advertisements, and, as a result, we are able to provide high quality leads at an effective cost to our advertisers, which are comprised of real estate agents, property management companies, new home builders and home renovation product and service providers.  In fiscal year 2009, we believe that we generated over ten million leads for our advertisers.  We operate in over 550 targeted markets which may overlap geographically across the U.S. and Canada.  The predominant content in our publications is advertisements, and our two largest publications are 100% advertisement based.  In the resale and new sales home market, our flagship brand, The Real Estate Book (“TREB”), is the largest real estate advertising publication in North America.  In the rental and leasing market, we provide residential and commercial leasing listings, primarily through Apartment Finder and Black’s Guide.  In the home design and home improvement market, we are the largest publisher of local and regional design magazines for the luxury market, including Kansas City Homes & Gardens, Atlanta Homes & Lifestyles, Colorado Homes & Lifestyles, Mountain Living and New England Home.

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

As of June 21, 2009, we had 797 employees, 375 of which were located at our corporate headquarters and production facility in Lawrenceville, Georgia, a suburb of Atlanta.

We believe the key drivers of financial performance are:

•	advertising volume;

•	expansion into other local real estate markets;

•	strong brand recognition; and

•	per unit cost to produce our publications.

Business Trends

Real estate market conditions continue to change. Our management team focuses on several key indicators – annual sales volume of existing homes and the months of supply of unsold homes; the market tightness index compiled by the National Multi Housing Council; the Remodeling Market Index compiled by the National Association of Home Builders; interest rates and consumer confidence.

•
Sales volume of existing homes and months of supply of unsold homes – Indicators for the resale home market experienced some pick-up in the April 2009 to June 2009 timeframe.  Existing home sales experienced monthly sequential gains in April, May and June.  The annualized rate of sales in June 2009 was 4.89 million units which was basically flat with 15% from June 2008.  Foreclosed and distressed properties continue to be a factor as they accounted for over 30% of sales in June.  The median home price in the June 2009 was $181,800, a decrease of 15% from the prior year.  The total inventory of unsold existing homes in June 2009 stood at 3.8 million units or 9.4 months of inventory based on the current sales pace.  This compares favorably to June 2008 when the number of unsold homes was 4.5 million or 11 months of inventory.

•
The Market Tightness Index – The National Multi Housing Council’s (“NMHC”) market tightness index in April 2009 stood at 16, an increase from 11 in January 2009.  A reading above 50 indicates that markets are experiencing higher occupancy rates and higher rental rates.  During the first quarter of 2009, the U.S. Census Bureau vacancy rate for all rental apartments rose to 11.5%, the highest vacancy rate since the fourth quarter of 2004.  The national vacancy rate for investment grade apartments in the first quarter of 2009 was 7.6%.  The comparable vacancy rate in the first quarter of 2008 was 5.8%.  During the first quarter of 2009, same store rents for professionally managed apartments declined by 2.8%, the biggest decline in fifteen years.  Multi family housing trends have historically been correlated to the employment market and job growth.  The increase in vacancy rates and the drop in rents are being driven by the overall downturn in the economy and the increase in the unemployment rate.

•
The Remodeling Market Index (“RMI”) - The RMI rose to 34.5 in the first quarter of 2009 from a 25.5 reading in the fourth quarter of 2008.  This signaled a sequential improvement in the home remodeling market, however the index needs to register a reading of over 50 to signal that the majority of remodelers view market conditions as improving.  There was some upward movement in mortgage interest rates during the April 2009 to June 2009 period, however the main challenges as they relate to home remodeling business levels continue to be the availability of credit and the shrinking amount of home equity resulting from declining home prices.

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

Our operating expense base consists of almost 75% fixed costs.  These expenses relate to our production facility in Georgia, our national distribution network and our sales management infrastructure.  The remaining 25% of operating expenses are variable and relate to paper, ink, sales commissions, performance-based bonuses, bad debt expense and third party production expenses.  Costs related to our workforce are the largest single expense item, accounting for almost 38% of our total operating expense base.  The second largest expense item, which accounts for approximately 18% of our total operating expense base, is the cost associated with producing our publications.  We expect to be able to continue to manage our expense growth to levels consistent with past years.

Depreciation and Amortization

Depreciation costs of computer, equipment and software relate primarily to the depreciation of our computer hardware and software developed for internal use or purchased, as well as property, plant and equipment.  The depreciation and amortization of equipment and software associated with production is shown separately from our cost of sales in our statement of operations.  The amounts of depreciation and amortization expense related to production equipment and software for the three periods ended June 21, 2009 and June 22, 2008 were $1.3 million and $1.2 million, respectively.  Depreciation and amortization expense related to nonproduction equipment and software is shown separately from the selling, general and administrative expenses in our statement of operations.  The amounts of depreciation and amortization expense related to nonproduction equipment and software for the three periods ended June 21, 2009 and June 22, 2008 were $0.4 million each.  Depreciation for computer, equipment and software as well as property, plant and equipment is calculated on a straight-line basis over the expected useful life of the related asset class.  Leasehold improvements and leased assets are amortized over the shorter of their estimated useful lives or lease terms.

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

Income Taxes

The following table sets forth the income tax benefit and effective tax rate for the three periods ended June 21, 2009 and June 22, 2008:

	Three Periods Ended
(Dollars in thousands)	June 21, 2009	June 22, 2008

Income tax benefit	$(1,923)	$(666)
Effective tax rate	35.8%	29.9%

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

Results of Operations

The following table sets forth a summary of our operations and percentages of total consolidated revenue for the three periods ended June 21, 2009 and June 22, 2008.  Our three revenue areas are:  (i) resale and new sales; (ii) rental and leasing; and (iii) remodeling and home improvement.  The resale and sales area includes The Real Estate Book (“TREB”), New Home Finder, Unique Homes, and By Design.  Our rental/leasing area includes Apartment Finder, Mature Living Choices, and Black’s Guide.  Our remodeling and home improvement area includes all of our home and design and home improvement publications.

	Three Periods Ended
	June 21, 2009		June 22, 2008
(Dollars in thousands)	Amount	%	Amount	%

Resale and new sales	$12,749	35.6%	$22,407	46.2%
Rental and leasing	19,111	53.3%	19,326	39.9%
Remodeling and home improvement	3,989	11.1%	6,717	13.9%
Total revenue	35,849	100.0%	48,450	100.0%

Costs and expenses:
Cost of sales (including production depreciation and software amortization)	25,742	71.8%	33,897	70.0%
Selling, general and administrative (including nonproduction depreciation and software amortization)	5,187	14.5%	6,193	12.8%
Amortization of intangibles	3,567	9.9%	4,031	8.3%
Income from operations	$1,353	3.8%	$4,329	8.9%

Three Periods Ended June 21, 2009 Compared to Three Periods Ended June 22, 2008

Revenue.  For the three periods ended June 21, 2009, total consolidated revenue was $35.8 million compared to $48.5 million for the three periods ended June 22, 2008.  This was a decrease of $12.7 million or 26.2%.  Our resale and new sales area declined by $9.7 million or 43.3% from $22.4 million in the three periods ended June 22, 2008 to $12.7 million in the three periods ended June 21, 2009. Our rental and leasing showed a year-over-year revenue decline of $0.2 million or 1.0% from $19.3 million in the three periods ended June 22, 2008 to $19.1 million in the three periods ended June 21, 2009. Our remodeling and home improvement area decreased by $2.7 million or 40.3% from $6.7 million in the three periods ended June 22, 2008 to $4.0 million in the three periods ended June 21, 2009.  The declines in the resale and new sales area and the remodeling and home improvement areas were due to the weak economic conditions in the real estate market. The decline in revenue in the rental and leasing area is attributable to the decline in the ad page volume for Black’s Guide and Mature Living Choices as a result of the slowdowns in the commercial real estate and new home markets, respectively.

TREB posted revenue of $9.1 million in the first quarter of fiscal year 2010 compared to $15.9 million during the same period in fiscal year 2009 which was a decrease of $6.8 million, or 42.8%.  The TREB ID sales channel had revenue of $6.3 million in the first quarter of fiscal year 2010 compared to $10.9 million during the same period of fiscal year 2009, a decrease of $4.6 million or 42.2%.  The decline is related to the deteriorating conditions of the real estate market and some market consolidations.  The TREB Direct sales channel had a revenue decrease of $2.2 million or 44.0% from $5.0 million in the first quarter of fiscal year 2009 to $2.8 million during the same period of fiscal year 2010.  Unique Homes had revenue of $1.2 million in the first quarter of fiscal year 2010 compared to $1.8 million in the same period of fiscal year 2009, a decrease of $0.6 million or 33.3%.  The decrease correlates with the decline in the turnover of luxury home sales.

Apartment Finder revenue for the three periods ended June 21, 2009 was $18.4 million compared to $18.1 million during the three periods ended June 22, 2008, an increase of $0.3 million or 1.7%.  We have increased ad pages in the majority of our existing markets.  Black’s Guide revenue decreased $0.3 million or 42.9% from $0.7 million in the first quarter of fiscal year 2009 to $0.4 million during the same period of fiscal year 2010 due to softness in the commercial real estate market.

Our remodeling and home improvement area produced revenue of $4.0 million in the three periods ended June 21, 2009 compared to $6.7 million during the three periods ended June 22, 2008, a decrease of $2.7 million or 40.3%.  The decrease was the result of advertisers reducing their marketing expenditures in response to the continued weak conditions in the job market, falling home prices and reduced availability of credit.  Our publications in this area include: Kansas City Homes & Gardens, Accent Home & Garden, At Home In Arkansas, Relocating in Las Vegas, New England Home, Relocating in St. Louis, regional Home Improvement magazines, and the Homes & Lifestyles magazines.

Cost of sales.  Cost of sales for the three periods ended June 21, 2009 was $24.5 million, a decrease of $8.2 million, or 25.1%, from $32.7 million during the three periods ended June 22, 2008.  Labor expense, which is our largest cost component, was $10.5 million in the three periods ended June 21, 2009 compared to $14.1 million during the three periods ended June 22, 2008, a decrease of $3.6 million, or 25.5%.  Total commission and bonus expense decreased by $0.8 million or 28.6% from $2.8 million in the first quarter of fiscal year 2009 to $2.0 million during the same period of fiscal year 2010 due to our revenue decline.  Paper expense decreased by $1.1 million or 26.2%, from $4.2 million in the three periods ended June 22, 2008 to $3.1 million in the three periods ended June 21, 2009.  Our outsource production expense for the current quarter was $1.3 million, a decrease of $0.9 million or 40.9% from the first quarter of fiscal year 2009 expense of $2.2 million.  The decrease in outsource production expense is attributable to bringing outsourced books back in-house and the decrease in our revenue.  Distribution expense decreased in the current fiscal quarter by approximately $0.7 million or 26.9% compared to the same period in the prior year primarily due to reduced spend with third party distribution companies.  The expense of our E-business and online operations decreased by $0.6 million or 37.5% from $1.6 million in the first quarter of fiscal year 2009 to $1.0 million in the current quarter.  We were able to achieve savings by restructuring our operations while continuing to invest in online distribution.

Production depreciation and software amortization expense.  Production depreciation and amortization expense in the three periods ended June 21, 2009 and June 22, 2008 were $1.3 million and $1.2 million, respectively, which was an increase of $0.1 million or 8.3%.  The increase was the result of equipment and software purchased during the last three quarters of fiscal year 2009 and the first quarter of fiscal year 2010 partially offset by software assets being fully depreciated during the same period.

Gross Profit. Our gross profit decreased by $4.5 million or 30.8% from $14.6 million in the first quarter of fiscal year 2009 to $10.1 million in the first quarter of fiscal year 2010. The decrease was mainly related to the decline in revenues of $12.7 million in the current quarter compared to the same period of the prior year partially offset by a decrease in the cost of sales of $8.2 million. The gross profit percentage for the current quarter was 28.2% compared to 30.0% in the same period of the prior year. The decrease was mainly attributable to the impact of the fixed costs on our cost of sales.

Selling, general and administrative expenses (“SG&A”).  SG&A expenses for the three periods ended June 21, 2009 were $4.7 million compared to $5.8 million for the three periods ended June 22, 2008, which was a decrease of $1.1 million or 19.0%.  Labor and related expenses in the three periods ended June 21, 2009 were $2.5 million, a decrease of $0.6 million, or 19.4%, from $3.1 million during the same period in fiscal year 2008.  The decrease reflects a reduction in headcount from cost reduction initiatives.  Legal and professional fees decreased $0.1 million or 25.0% in the current quarter from $0.4 million in the first quarter of fiscal year 2009 to $0.3 million in the first quarter of fiscal year 2010.

Nonproduction depreciation and software amortization expense.  Nonproduction depreciation and software amortization expense remained flat at $0.4 million in the first quarter of fiscal year 2010 compared to the same period of fiscal year 2009.

Amortization of intangibles.  Amortization expense was $3.6 million in the three periods ended June 21, 2009, compared to $4.0 million for the three periods ended June 22, 2008, a decrease of $0.4 million or 10.0%.  The decrease was related to intangible assets fully depreciated during the last fiscal year.

Net interest expense.  Net interest expense for the three periods ended June 21, 2009 was $6.7 million compared to the net interest expense of $6.6 million during the three periods ended June 22, 2008.  The increase was related to the write off of deferred financing fees in connection with the amendment of May 4, 2009 of the new revolving agreement, and a higher level of senior subordinated note offset by lower interest rates on our senior term loan facility.

Net loss.  Due to the factors described above, we reported a net loss of $3.4 million during the three periods ended June 21, 2009, compared to a net loss of $1.6 million during the three periods ended June 22, 2008.

Liquidity and Capital Resources

Historically, our primary source of liquidity has been cash flow from operations.  We also have the ability to incur indebtedness under our senior secured revolving loan facility. At June 21, 2009, our cash on hand was $3.7 million compared to $2.6 million and $6.8 million at March 29, 2009 and June 22, 2008, respectively.

The following table summarizes our net increase in cash and cash equivalents:

	Three Periods Ended
	June 21, 2009	June 22, 2008
(Dollars in thousands)

Net cash (used in) provided by operating activities	$(3,278)	$1,778
Net cash used in investing activities	(1,245)	(1,377)
Net cash provided by (used in) financing activities	5,592	(306)
Net increase in cash	1,069	95
Cash at beginning of fiscal year	2,585	6,716
Cash at end of period	$3,654	$6,811

Our net cash used in operating activities in the three periods ended June 21, 2009 was $3.3 million, which was a decrease of $5.1 million compared to a source of $1.8 million in the three periods ended June 22, 2008. The decrease was primarily due to the decline in our operating income and slower collections on amounts due from our customers.

During the three periods ended June 21, 2009, net cash used in investing activities was $1.2 million, for the purchase of property, equipment and software.  During the three periods ended June 22, 2008, net cash used in investing activities was $1.4 million, primarily spent on the purchase of property, equipment and software .

For the three periods ended June 21, 2009, the net cash provided in financing activities was $5.6 million versus a use of $0.3 million for the three periods ended June 22, 2008.  The cash provided in the three periods ended June 21, 2009 was mainly related to the borrowing during the first quarter of fiscal year 2010 of $6.0 million on our new revolving facility.  The cash used during the three periods ended June 22, 2008 was principally due to the quarterly payment on our term loan facility.

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

New senior credit facility. On July 20, 2007, we entered into a senior secured term loan facility (the “new term loan facility”) for an aggregate principal amount of $76.6 million and a senior secured revolving loan facility (the “new revolving loan facility”) for an amount up to $35.0 million (the new term loan facility together with the new revolving loan facility, the “new credit facility”). The proceeds of the new loan were used to repay all amounts outstanding under the existing credit facility (dated as of November 30, 2005) and fund acquisitions completed during the Company’s second quarter of fiscal year 2008.  In connection with the new credit facility, the Company recorded $0.5 million of deferred charges during the second quarter of fiscal year 2008 for transaction fees and other related debt issuance costs.  Additionally, approximately $3.7 million of debt issuance costs associated with the extinguishment of the existing term loan facility were written off and charged to interest expense during the Company’s second quarter of fiscal year 2008.

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

On May 4, 2009, we amended the new revolving loan facility dated July 20, 2007. The amendment restated the applicable percentage as defined in the revolving credit agreement, increased the commitment fee from 0.50% to 0.75%, decreased the revolving credit commitment from $35.0 million to $15.0 million, decreased the permitted annual capital expenditures from $10.0 million to $6.0 million, and adjusted the interest coverage ratio and the senior secured coverage ratio on the revolving facility. In connection with the amendment, we wrote off $0.2 million for debt issuance costs associated with the prior revolving facility dated July 20, 2007 and recorded $0.2 million for debt issuance costs associated with the new amended facility of which $0.1 million was paid as of June 21, 2009.

Our new term loan facility matures in November 2012.  Additionally, we have the ability to obtain up to $75.0 million under our incremental term loan subject to compliance with our affirmative and negative covenants.  Borrowings are also available under our new revolving loan facility maturing in November 2010.

Borrowings under our new credit facility bear interest, at our option, at either adjusted LIBOR plus an applicable margin or the alternate base rate plus an applicable margin.  The applicable margin with respect to borrowings under our new revolving loan facility is subject to adjustments based upon a leverage-based pricing grid.  Our senior secured revolving credit facility requires us to meet maximum leverage ratios and minimum interest coverage ratios and includes a maximum annual capital expenditures limitation.  In addition, the new senior secured revolving credit facility contains certain restrictive covenants which, among other things, limit our ability to incur additional indebtedness, pay dividends, incur liens, prepay subordinated debt, make loans and investments, merge or consolidate, sell assets, change our business, amend the terms of our subordinated debt and engage in certain other activities customarily restricted in such agreements.  It also contains certain customary events of defaults, subject to grace periods, as appropriate.  As of June 21, 2009, the Company was in compliance with all debt covenant requirements. In addition to providing fixed principal payment schedules for the new credit facility, the loan agreement also includes an Excess Cash Flow Repayment provision that requires repayment of principal based on the Company’s leverage ratio, EBITDA, working capital, debt service and tax payments. The Excess Cash Flow amount is calculated and paid annually with the repayment of principal allocated on a pro rata basis to the term and revolving loans. Based on the Company’s financial results for the fiscal year ended March 29, 2009, the Company determined that a payment of approximately $1.6 million during fiscal year 2010 under the Excess Cash Flow Repayment Provision of the new credit facility was required. This payment was made on June 29, 2009 and accordingly, was included in our current maturities of long-term debt as of June 21, 2009, and March 29, 2009. The Company is also required to pay an annual non-utilization fee equal to 0.75% of the unused portion of the revolving credit facility.

Our ability to make scheduled payments of principal, or to pay the interest or additional interest, if any, on, or to refinance our indebtedness, or to fund planned capital expenditures will depend on our future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.  Based upon the current level of operations, we believe that cash flow from operations and available cash, together with borrowings available under our new credit facility, will be adequate to meet our future liquidity needs through June 20, 2010.  Our assumptions with respect to future costs may not be correct, and funds available to us from the sources discussed above may not be sufficient to enable us to service our indebtedness, including the Senior Notes, or cover any shortfall in funding for any unanticipated expenses.  In addition, to the extent we make future acquisitions, we may require new sources of funding including additional debt, equity financing or some combination thereof.  We may not be able to secure additional sources of funding on favorable terms.

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

Principles of Consolidation and Fiscal Year End

We and our consolidated entities report on a 52-53 week accounting year.  The condensed consolidated financial statements included elsewhere in this report include our financial statements and our wholly-owned subsidiaries for the three periods ended June 21, 2009 and June 22, 2008, and the fiscal year ended March 29, 2009.  All significant intercompany balances and transactions have been eliminated in consolidation.

Revenue Recognition and Unearned Revenue

Our principal revenue earning activity of the Company is related to the sale of online and print advertising.  Revenue recognition for print and online products are consistently applied within Company-managed (Direct) and ID-managed distribution territories as described below.  These revenue arrangements are typically sold as a bundled product to customers and include a print ad in a publication as well as online advertisement.  The Company bills the customer a single negotiated price for both elements.  In accordance with EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables, the Company separates its deliverables into units of accounting and allocates consideration to each unit based on relative fair values.  The Company recognizes revenue for each unit of accounting in accordance with SEC Staff Accounting Bulletin Number 104, Revenue Recognition.

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

Unearned revenue

We have historically billed our customers a few days before shipment. At both interim and fiscal year end, we reverse the revenue and the pre-billings completed to properly account for the timing differences and properly recognize revenue in the proper period. Prepaid orders are recorded in unearned revenue if pre-billed. Prepaid subscriptions are recorded as unearned revenue when received and recognized as revenue over the term of the subscription.

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

Goodwill
As disclosed in our annual report on Form 10-K filed with the SEC on June 19, 2009, we had a triggering event under SFAS No. 142 in the third quarter of fiscal year 2009.  As a result, we performed an impairment test of our goodwill and indefinite-lived intangible assets under SFAS 142 and recorded during the third and fourth quarters of fiscal year 2009 a total impairment loss of $119.5 million. For further details, refer to our recent annual report on Form 10-K for fiscal year 2009 filed with the SEC.

We did not recognize any impairment loss during the three periods ended June 21, 2009 and June 22, 2008.

Impairment of Long Lived Assets
We assess the recoverability of long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, whenever adverse events or changes in circumstances indicate that impairment may have occurred. If the future, undiscounted cash flows expected to result from the use of the related assets are less than the carrying value of such assets, an impairment has been incurred and a loss is recognized to reduce the carrying value of the long-lived assets to fair value, which is determined by discounting estimated future cash flows.  The Company did not recognize any impairment loss in any of the periods presented in this report.

Intangible Assets
Intangible assets consist of the values assigned to a consumer database, independent distributor agreements, advertising lists, subscriber lists, trade names, trademarks, and other intangible assets. Amortization of intangible assets is provided utilizing the straight-line method over the estimated useful lives.

Recent Accounting Pronouncements

In May 2009, The Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 165, Subsequent Events (“SFAS 165”). This Statement establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and whether that evaluation date is the date of issuance or the date the financial statements were available to be issued. This Statement is effective for interim and annual periods ending after June 15, 2009 and as such, we adopted this standard in the first quarter of fiscal year 2010 and the adoption had no impact on our financial position, results of operations or cash flows.

In April 2009, the FASB issued FASB staff position (“FSP”) FAS 107-1, “Disclosures about Fair Value of Financial Instruments” (“FSP 107-1”). The staff position increases the frequency of the disclosures related to the fair value of financial instruments required by public entities to a quarterly basis rather than just annually. The quarterly disclosures are intended to provide financial statement users with more timely information about the effects of current market conditions on an entity’s financial instruments that are not otherwise reported at fair value. FSP 107-1 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted in certain circumstances for periods ending after March 15, 2009. We adopted this FSP in the first quarter of fiscal year 2010 and the adoption had no impact on our financial position, results of operations, or cash flows.

In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP FAS 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS 142, “Goodwill and Other Intangible Assets”. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP FAS 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008.  Early adoption is prohibited.  We adopted FSP FAS 142-3 in the first quarter of fiscal year 2010 and the adoption did not have any material impact on our financial position, results of operations, or cashflows.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”), which amends the disclosure requirements of SFAS 133. SFAS 161 provides an enhanced understanding about how and why derivative instruments are used, how they are accounted for and their effect on an entity’s financial position, performance and cash flows. SFAS 161, which is effective for the first interim period beginning after November 15, 2008, will require additional disclosure in future filings.  We adopted this standard in the fourth quarter of fiscal year 2009 and the adoption did not have any material impact on our financial position, results of operations, or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51 (“SFAS 160”). SFAS 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008 and as such, we adopted this standard in the first quarter of fiscal year 2010 and the adoption did not have any material impact on our financial position, results of operations, or cash flows.

In December 2007, the FASB issued SFAS No. 141(revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R will significantly change the accounting for business combinations in a number of areas including the treatment of contingent consideration, contingencies, acquisition costs, IPR&D and restructuring costs. In addition, under SFAS 141R, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income taxes. SFAS 141R is effective for fiscal years beginning after December 15, 2008 and, as such, we adopted this standard in the first quarter of fiscal year 2010.  The provisions are effective for us for business combinations on or after March 30, 2009.

Effective March 26, 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109 (“FIN 48”). FIN 48 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not (i.e. a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlements. Upon adoption, we did not have any material uncertain tax positions to account for as an adjustment to our opening balance of retained earnings on March 26, 2007. In addition, as of June 21, 2009 and March 29, 2009, we did not have any material unrecognized tax benefits.

In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. This provides entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without being required to apply complex hedge accounting provisions. The provisions of SFAS 159 are effective as of the beginning of fiscal years that start after November 15, 2007,. We have adopted SFAS 159 on March 31, 2008 and the adoption did not have any impact on our financial position, results of operations, or cash flows.

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

SFAS 157 establishes a three-tiered hierarchy to prioritize inputs used to measure fair value. Those tiers are defined as follows:

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

As of March 31, 2008, we adopted SFAS 157 and the adoption did not have a material impact on our financial position, results of operations or cash flows.

In February 2008, the FASB issued FSP FAS 157-2, which delays the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years, for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  We adopted FSP FAS 157-2 in the first quarter of fiscal year 2010 and the adoption did not have any material impact on our financial position, results of operations or cash flows.

Off-Balance Sheet Arrangements

At June 21, 2009, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contractual Obligations

For a discussion of our contractual obligations, see the “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Contractual Obligations” section in our annual report on Form 10-K for the fiscal year ended March 29, 2009.  There have been no material developments with respect to contractual obligations since March 29, 2009.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

For a discussion of certain of the market risks to which we are exposed, see the “Quantitative and Qualitative Disclosures About Market Risk” section in our annual report on Form 10-K for the fiscal year ended March 29, 2009.

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the first quarter ended June 21 2009, our management performed an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934 (the Exchange Act)). Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and include, without limitation, controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, and due to the material weaknesses in internal control over financial reporting discussed below, our disclosure controls and procedures were not effective as of June 21, 2009.

Our management assessed the effectiveness of our internal control over financial reporting, as defined in Securities Exchange Commission Act Rule 13a-15(f) as of June 21, 2009 and this assessment identified the following material weaknesses in our internal control over financial reporting:

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

Changes in Internal Control Over Financial Reporting

Other than the items noted above, there was no change in our internal control over financial reporting that occurred during our fiscal quarter ended June 21, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

For a discussion of risk factors, see “Item 1A. – Risk Factors” section in our annual report on Form 10-K for the fiscal year ended March 29, 2009.  There have been no material changes from the risk factors previously disclosed in the Form 10-K filed on June 19, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

There were no disclosures of any information required to be filed on Form 8-K during the first quarter of fiscal year 2010 that were not filed.

Item 6.	Exhibits

See the separate Exhibits index attached hereto and hereby incorporated herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Network Communications, Inc.
Date: August 4, 2009	By:	/s/ Daniel R. McCarthy Chairman and Chief Executive Officer (Principal Executive Officer)
Date: August 4, 2009	By:	/s/ Gerard P. Parker Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

NETWORK COMMUNICATIONS, INC. AND SUBSIDIARIES
PART II – OTHER INFORMATION

Exhibit Index
(Exhibits Physically Filed Herewith)

Number		Title
31.1		Certification of the Chairman and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of the Senior Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1*	Certification of Chairman and Chief Executive Officer pursuant to Title 18 of the United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2*	Certification of Senior Vice President and Chief Financial Officer pursuant to Title 18 of the United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
This exhibit is hereby furnished to the SEC as an accompanying document and is not to be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.