Form 10-Q
period 2009-09-13
Network Communications, Inc.
filed 2009-10-26
CIK 1364727

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 13, 2009

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐          No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at September 13, 2009
Common Stock, $0.001 par value per share	100 shares

PART I – FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements

NETWORK COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 13, 2009	March 29, 2009
ASSETS
Current assets
Cash and cash equivalents	$2,246,586	$2,584,740
Accounts receivable, net of allowance for doubtful accounts of $3,940,107 and $3,948,260, respectively	15,657,083	12,063,799
Inventories	2,011,475	2,849,917
Prepaid expenses and deferred charges	2,446,432	3,332,139
Deferred tax assets	1,547,737	1,595,511
Income tax receivable	2,808,050	3,292,455
Other current assets	111,196	59,487
Total current assets	26,828,559	25,778,048
Property, equipment and computer software, net	22,693,503	23,658,481
Goodwill	188,758,153	188,531,513
Deferred financing costs, net	5,246,064	5,959,080
Intangible assets, net	121,675,551	128,512,560
Other assets	370,579	417,378
Total noncurrent assets	338,743,850	347,079,012
Total assets	$365,572,409	$372,857,060

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$7,165,482	$6,459,301
Accrued compensation and related taxes	1,939,105	1,503,679
Customer deposits	923,216	964,022
Unearned revenue	1,765,046	1,332,484
Accrued interest	5,638,361	6,682,405
Other current liabilities	196,799	383,004
Current maturities of long-term debt	766,359	2,350,941
Current maturities of capital lease obligations	306,107	342,192
Total current liabilities	18,700,475	20,018,028
Long-term debt, less current maturities	284,705,221	282,693,343
Capital lease obligations, less current maturities	218,156	322,269
Deferred tax liabilities	25,999,459	27,294,034
Other long-term liabilities	3,137	—
Total liabilities	329,626,448	330,327,674
Commitments and contingencies (Note 9)
Stockholders’ Equity
Common stock, $0.001 par value; 100 shares authorized, issued and outstanding	—	—
Additional paid-in capital (including warrants of $533,583 at September 13, 2009 and March 29, 2009)	194,579,776	194,579,776
Accumulated deficit	(158,595,009)	(151,931,512)
Accumulated other comprehensive loss, net of tax	(38,806)	(118,878)
Total stockholders’ equity	35,945,961	42,529,386
Total liabilities and stockholders’ equity	$365,572,409	$372,857,060

See the accompanying notes to condensed consolidated financial statements.

NETWORK COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Periods Ended
	September 13, 2009	September 14, 2008

Sales	$35,572,259	$46,746,442
Cost of sales (exclusive of production depreciation and software amortization expense shown separately below)	23,922,929	31,492,587
Production depreciation and software amortization	1,321,862	1,193,699
Gross profit	10,327,468	14,060,156
Selling, general and administrative expenses (exclusive of nonproduction depreciation and software amortization expense shown separately below)	4,717,287	4,724,653
Nonproduction depreciation and software amortization	464,439	419,408
Amortization of intangibles	3,492,659	3,995,938
Operating income	1,653,083	4,920,157
Other income (expense)
Interest and dividend income	2,109	29,778
Interest expense	(6,517,587)	(6,699,379)
Other (expense) income	(1,858)	14,845
Total other expense	(6,517,336)	(6,654,756)
Loss before benefit from income taxes	(4,864,253)	(1,734,599)
Income tax benefit	(1,650,405)	(617,767)
Net loss	$(3,213,848)	$(1,116,832)

See the accompanying notes to condensed consolidated financial statements.

NETWORK COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Six Periods Ended
	September 13, 2009	September 14, 2008

Sales	$71,420,909	$95,196,491
Cost of sales (exclusive of production depreciation and software amortization expense shown separately below)	48,389,239	64,208,310
Production depreciation and software amortization	2,597,880	2,374,634
Gross profit	20,433,790	28,613,547
Selling, general and administrative expenses (exclusive of nonproduction depreciation and software amortization expense shown separately below)	9,456,049	10,502,741
Nonproduction depreciation and software amortization	912,769	834,331
Amortization of intangibles	7,059,111	8,027,340
Operating income	3,005,861	9,249,135
Other income (expense)
Interest and dividend income	12,017	88,010
Interest expense	(13,273,996)	(13,369,269)
Other income	19,507	64,817
Total other expense	(13,242,472)	(13,216,442)
Loss before benefit from income taxes	(10,236,611)	(3,967,307)
Income tax benefit	(3,573,114)	(1,284,236)
Net loss	$(6,663,497)	$(2,683,071)

See the accompanying notes to condensed consolidated financial statements.

NETWORK COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Common Stock Shares Amount		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income, net of tax	Total

Balance at March 29, 2009	100	$—	$194,579,776	$(151,931,512)	$(118,878)	$42,529,386
Comprehensive loss:
Net loss	—	—	—	(6,663,497)	—	(6,663,497)
Foreign currency translation adjustments, net of tax	—	—	—	—	80,072	80,072
Comprehensive loss						(6,583,425)
Balance at September 13, 2009	100	$—	$194,579,776	$(158,595,009)	$(38,806)	$35,945,961

See the accompanying notes to condensed consolidated financial statements.

NETWORK COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Periods Ended
	September 13, 2009	September 14, 2008

Cash flows from operating activities
Net loss	$(6,663,497)	$(2,683,071)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred income taxes	(1,246,801)	(2,624,958)
Depreciation and amortization	11,607,060	12,076,808
Other non-cash adjustments	2,226,769	1,986,745
Changes in operating assets and liabilities, net of acquired businesses	(1,342,667)	(264,097)
Net cash provided by operating activities	4,580,864	8,491,427

Cash flows from investing activities
Purchase of property, equipment and computer software	(2,620,894)	(2,849,410)
Payments for businesses acquired, net of cash	—	(1,336,499)
Net cash used in investing activities	(2,620,894)	(4,185,909)

Cash flows from financing activities
Proceeds from revolving facility	6,000,000	—
Payments on revolving facility	(6,000,000)	—
Payments on term loan facility	(1,967,761)	(5,343,610)
Payments on capital leases	(184,625)	(224,888)
Payments of debt issuance costs	(145,738)	—
Net cash used in financing activities	(2,298,124)	(5,568,498)

Net decrease in cash	(338,154)	(1,262,980)
Cash at beginning of fiscal year	2,584,740	6,715,837
Cash at end of period	$2,246,586	$5,452,857

Supplemental disclosure
Payments for businesses acquired:
Fair value of assets acquired	$—	$—
Less liabilities assumed	—	—
Total purchase price	—	—
Deferred purchase price	—	1,336,499
Cash paid for acquired businesses	$—	$1,336,499
Noncash investing and financing activities
Assets acquired through capital lease	$44,426	$94,976

See the accompanying notes to condensed consolidated financial statements.

NETWORK COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Organization and Basis of Presentation

Network Communications, Inc. (“NCI’’), and its wholly-owned subsidiaries, NCID, LLC and other entities and Network Publications Canada, Inc. (“NCI-Canada’’) (collectively “the Company’’) has its principal management, administrative and production facilities in Lawrenceville, GA.  The Company is a publisher, producing The Real Estate Book (“TREB”), which is distributed in over 375 markets, the District of Columbia, Puerto Rico, Virgin Islands, and Canada.  It also produces the Apartment Finder, New Home Finder, Mature Living Choices, Unique Homes Magazine, Black’s Guide, Kansas City Homes and Gardens, New England Home, Home by Design, Homes and Lifestyles magazines, regional home improvement magazines, and other publications.  The Company also provides its customers the opportunity to purchase related marketing services, such as custom publishing and direct mail marketing.  Revenue is primarily generated from advertising displayed in the Company’s print publications and online versions of such publications.  The combined online and print distribution provide a unique advantage in reaching real estate and home design consumers.  Advertisers may also purchase enhanced print or online listings for an additional fee.  Each market is operated either by an Independent Distributor (“ID”) assigned a particular market or by the Company.  NCI is a wholly-owned subsidiary of Gallarus Media Holdings, Inc. (“GMH’’), and effective January 7, 2005, a wholly-owned subsidiary of our ultimate parent, GMH Holding Company (“GMHC’’).  On January 7, 2005, the majority of GMHC stock was acquired by Citigroup Venture Capital Equity Partners, L.P. and its affiliated funds (“CVC Fund”).  As a result of their stock acquisition of GMHC, CVC Fund owns approximately 89% of GMHC’s outstanding capital stock.  By virtue of their stock ownership, CVC Fund has significant influence over our management and will be able to determine the outcome of all matters required to be submitted to the stockholders for approval.  CVC subsequently spun off from its former owner, Citigroup, and the new entity was renamed Court Square Capital Partners (“Court Square”).

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements represent the condensed consolidated statements of the Company and its wholly-owned subsidiaries.  The Company reports on a 52-53 week accounting year which ends on the last Sunday of March of that year and includes 13 four-week periods.  Fiscal quarters 1, 2 and 3 each include 12 weeks; fiscal quarter 4 includes 16 or 17 weeks.  The accompanying condensed consolidated financial statements include the financial statements of the Company for the three periods and six periods ended September 13, 2009 and the three periods and six periods ended September 14, 2008.  All significant intercompany balances and transactions have been eliminated in consolidation.

The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

The accompanying interim condensed consolidated financial statements for the three periods and six periods ended September 13, 2009 and the three periods and six periods ended September 14, 2008 are unaudited.  Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America for financial information have been condensed or omitted pursuant to the rules and regulations of Article 10 of SEC Regulation S-X.  In the opinion of management, these condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to state fairly the financial position, results of operations and cash flows for the periods indicated.  Operating results for the three periods and six periods ended September 13, 2009 are not necessarily indicative of results that may be expected for any other future interim period or for the fiscal year ending March 28, 2010.  You should read the unaudited condensed consolidated financial statements in conjunction with the Company’s consolidated financial statements and accompanying notes included in its Annual Report on Form 10-K for the fiscal year ended March 29, 2009 filed with the SEC on June 19, 2009.

NETWORK COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Fair Value of Financial Instruments

The fair values of the Company’s financial assets and liabilities at September 13, 2009 and March 29, 2009, equal the carrying values reported on the Consolidated Balance Sheets except for the new senior secured term loan facility entered into on July 20, 2007 (the “new term loan facility”), the10 ¾% senior notes (“senior notes”) and the senior subordinated note. The fair values of the new term loan facility and senior notes are based on quoted market values. The fair value of the new term loan facility was $48.1 million and $42.4 million as compared to the carrying values of $68.7 million and $70.7 million as of September 13, 2009 and March 29, 2009, respectively. The fair value of the senior notes was $34.8 million and $24.7 million as compared to the carrying amounts of $175.0 million and $175.0 million as of September 13, 2009 and March 29, 2009, respectively.  The senior subordinated note does not trade in a market so the fair value is based on appropriate valuation methodologies including option model and liquidation analyses.  The fair value of the senior subordinated note was $6.0 million and $6.0 million as compared to the carrying amounts of $43.2 million and $40.9 million as of September 13, 2009 and March 29, 2009, respectively.

Derivative Instruments

Statement of Financial Accounting Standard (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. This statement requires the recognition of all derivative instruments as either assets or liabilities in the balance sheet measured at fair value. The changes in fair value of derivative instruments are recognized as gains or losses in the period of change. SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”, which was effective for the Company in the fourth quarter of fiscal year 2009, requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows.

Occasionally, the Company enters into foreign currency forward contracts whereby the Company agrees to sell on a certain date Canadian Dollars in exchange of US Dollars at a pre-determined foreign exchange rate. The Company has not elected to use hedge accounting to record these contracts. The Company executes the contract on or prior to the expiry date and the related gain or loss is recorded in its statement of operations under the selling, general and administrative expenses during the period the contract is executed. The Company uses these contracts to minimize the foreign currency fluctuation risk resulting from activities of its subsidiary, Network Publications Canada, Inc (NCI-Canada). At September 13, 2009, the Company had two forward contracts outstanding consisting of CAD $0.2 million and CAD $0.5 million expiring on October 1, 2009 and December 31, 2009, respectively. At March 29, 2009, the Company had one forward contract outstanding of CAD $0.3 million expiring on July 1, 2009.  In addition, the Company recorded a loss of US $0.06 million versus a gain of US $0.02 million related to foreign currency forward contracts executed during the six periods ending September 13, 2009 and September 14, 2008, respectively in its statements of operations for the periods indicated under the selling, general and administrative expenses line.

Subsequent events

 In the first quarter of fiscal year 2010, the Company adopted the provisions of SFAS 165, “Subsequent Events” which require entities to disclose the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued or the date the financial statements were available to be issued. Accordingly, the Company evaluated, for potential recognition and disclosure, events that occurred prior to the filing of the Company’s Quarterly Report on Form 10-Q for the six periods ended September 13, 2009 on October 26, 2009.

NETWORK COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Recent Accounting Pronouncements

In May 2009, The Financial Accounting Standards Board (“FASB”) issued SFAS No. 165, Subsequent Events (“SFAS 165”). This statement establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and whether that evaluation date is the date of issuance or the date the financial statements were available to be issued. SFAS 165 is effective for interim and annual periods ending after June 15, 2009 and as such, the Company adopted this standard in the first quarter of fiscal year 2010 and the adoption had no impact on its financial position, results of operations or cash flows.

In April 2009, the FASB issued FASB staff position (“FSP”) FAS 107-1, “Disclosures about Fair Value of Financial Instruments” (“FSP 107-1”). The staff position increases the frequency of the disclosures related to the fair value of financial instruments required by public entities to a quarterly basis rather than just annually. The quarterly disclosures are intended to provide financial statement users with more timely information about the effects of current market conditions on an entity’s financial instruments that are not otherwise reported at fair value. FSP 107-1 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted in certain circumstances for periods ending after March 15, 2009. The Company adopted FSP 107-1 in the first quarter of fiscal year 2010 and the adoption had no impact on its financial position, results of operations, or cash flows.

In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS 142, “Goodwill and Other Intangible Assets”. The new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008.  Early adoption is prohibited.  The Company adopted FSP 142-3 in the first quarter of fiscal year 2010 and the adoption had no material impact on its financial position, results of operations, or cash flows.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”), which amends the disclosure requirements of SFAS 133 “Accounting for Derivative Instruments and Hedging Activities”. SFAS 161 provides an enhanced understanding about how and why derivative instruments are used, how they are accounted for and their effect on an entity’s financial position, performance and cash flows. SFAS 161, which is effective for the first interim period beginning after November 15, 2008, requires additional disclosure in future filings. The Company adopted this standard in the fourth quarter of fiscal year 2009 and the adoption did not have any material impact on its financial position, results of operations, or cash flows.

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

NETWORK COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Effective March 26, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109 (“FIN 48”). FIN 48 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not (i.e. a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlements. Upon adoption, the Company did not have any material uncertain tax positions to account for as an adjustment to its opening balance of retained earnings on March 26, 2007. In addition, as of September 13, 2009 and March 29, 2009, the Company did not have any material unrecognized tax benefits.

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

At March 31, 2008, the Company adopted SFAS 157, and the adoption had no material impact on the Company’s financial position, results of operations, or cash flows.

In February 2008, the FASB issued FSP FAS 157-2, which delays the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years, for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  The Company adopted FSP FAS 157-2 in the first quarter of fiscal year 2010 and the adoption had no material impact on its financial position, results of operations or cash flows.

NETWORK COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.	Inventories

At September 13, 2009 and March 29, 2009, inventories consisted of the following:

	September 13, 2009	March 29, 2009

Distribution products and marketing aids for resale	$239,371	$274,683
Production, paper and ink	1,155,101	2,057,004
Work-in-process	617,003	518,230
Total	$2,011,475	$2,849,917

4.	Acquisitions

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

On May 1, 2009, the Company acquired the publishing assets of The Real Estate Book in the Mid-Atlantic region for which consideration did not involve cash.  The total purchase price was $0.4 million of which $0.2 million was recorded to goodwill.  In addition, the Company did not complete any acquisitions in the second quarter ended September 13, 2009.

On July 29, 2008, the Company paid $1.3 million for earn-outs related to the New England Home acquisition completed on March 28, 2007.  The earn-out payment was charged to goodwill and shown under supplemental disclosure in the consolidated statements of cash flows for the six periods ended September 14, 2008.

5.	Goodwill

As disclosed in its Annual Report on Form 10-K filed with the SEC on June 19, 2009, the Company had a triggering event under SFAS 142 in the third quarter of fiscal year 2009.  As a result, the Company performed an impairment test of its goodwill and indefinite-lived intangible assets under SFAS 142 and recorded during the third and fourth quarters of fiscal year 2009 a total impairment loss of $119.5 million. For further details, refer to the Company’s Annual Report on Form 10-K for fiscal year 2009 filed with the SEC on June 19, 2009.  In addition, the Company does not believe that a triggering event has occurred during the six periods ended September 13, 2009.

NETWORK COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The total amounts of goodwill on the Company’s books at September 13, 2009 and March 29, 2009 were $188.8 million and $188.5 million, respectively.

Balance, March 30, 2008	$306,518,991
Fiscal year 2009 additions	1,534,555
Impairment loss	(119,522,033)
Balance, March 29, 2009	188,531,513
Current year additions	226,640
Balance, September 13, 2009	$188,758,153

6.	Comprehensive Loss

Comprehensive loss includes reported net loss, and foreign currency translation adjustments, net of tax. The following table shows NCI’s comprehensive loss for the three periods and six periods ended September 13, 2009 and September 14, 2008:

	Three Periods Ended		Six Periods Ended
(Dollars in thousands)	September 13, 2009	September 14, 2008	September 13, 2009	September 14, 2008

Net loss	$(3,214)	$(1,117)	$(6,663)	$(2,683)
Foreign currency translation adjustments, net of tax	22	(18)	80	(21)
Comprehensive loss	$(3,192)	$(1,135)	$(6,583)	$(2,704)

7.	Income Taxes

The following table sets forth the income tax benefit and effective tax rate for the three periods and six periods ended September 13, 2009 and September 14, 2008:

	Three Periods Ended		Six Periods Ended
(Dollars in thousands)	September 13, 2009	September 14, 2008	September 13, 2009	September 14, 2008

Income tax benefit	$(1,650)	$(618)	$(3,573)	$(1,284)
Effective tax rate	33.9%	35.6%	34.9%	32.4%

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

NETWORK COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

8.	Long-Term Debt

At September 13, 2009 and March 29, 2009, long-term debt consisted of the following:

	September 13, 2009	March 29, 2009

10 ¾% Senior Notes, due December 1, 2013	$175,000,000	$175,000,000
New Senior Term loan facility, due November 30, 2012	68,749,762	70,717,523
Senior Subordinated Note, due June 30, 2013	43,169,503	40,937,992
Total long-term debt	286,919,265	286,655,515
Less:
Unamortized discount on Senior Notes and Senior Subordinated Note	(1,447,685)	(1,611,231)
Current maturities	(766,359)	(2,350,941)
Long-term debt, less current maturities	$284,705,221	$282,693,343

For a discussion of certain of our debt characteristics, see “Note 13. Long-term Debt” of the Notes to Consolidated Financial Statements section of the Company's Annual Report on Form 10-K for the fiscal year ended March 29, 2009. Other than the items noted below, there have been no significant developments since March 29, 2009.

New Senior Credit Facility

On July 20, 2007, the Company entered into a new term loan facility for an aggregate principal amount of $76.6 million (“the new term loan facility”) and a senior secured revolving loan facility (the “new revolving loan facility”) for an amount up to $35.0 million (the new term loan facility together with the new revolving loan facility; the “new credit facility”). The proceeds of the new credit facility were used to repay all amounts outstanding under the Company’s prior credit facility (dated as of November 30, 2005) and fund acquisitions during the Company’s second quarter of fiscal year 2008. In connection with the new credit facility, the Company recorded $0.5 million of deferred charges during the second quarter of fiscal year 2008 for transaction fees and other related debt issuance costs.  Additionally, approximately $3.7 million of debt issuance costs associated with the extinguishment of the existing term loan facility were written off and charged to interest expense during the second quarter of fiscal year 2008.

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

On May 4, 2009, the Company amended the new revolving loan facility dated July 20, 2007 (the “amended revolving loan facility”). The amendment restated the applicable percentage as defined in the revolving credit agreement, increased the commitment fee from 0.50% to 0.75%, decreased the revolving credit commitment from $35.0 million to $15.0 million, decreased the permitted annual capital expenditures from $10.0 million to $6.0 million, and adjusted the interest coverage ratio and the senior secured coverage ratio on the revolving facility. In connection with the amendment, the Company wrote off $0.2 million for debt issuance costs associated with the prior revolving facility dated July 20, 2007 and recorded $0.2 million for debt issuance costs associated with the new amended facility, of which $0.1 million was paid as of September 13, 2009.

NETWORK COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Under the new credit facility, the Company has the option to borrow funds at an interest rate equal to the London Interbank Offered Rate (“LIBOR”) plus a margin or at the lender’s base rate (which approximates the Prime rate) plus a margin. Interest rates under the new term loan facility are base rate plus a margin of 1.0% or LIBOR plus a margin of 2.00%. Interest rates under the new revolving loan facility are base rate plus a margin ranging from 2.50% to 1.75% or LIBOR plus a margin ranging from 3.50% to 2.75%. The applicable margin payable on the amended revolving loan facility is subject to adjustments based upon a leverage-based pricing grid.  The new credit facility requires the Company to meet maximum leverage ratios and minimum interest coverage ratios and includes a maximum annual capital expenditures limitation.  In addition, the new credit facility contains certain restrictive covenants which, among other things, limit our ability to incur additional indebtedness, pay dividends, incur liens, prepay subordinated debt, make loans and investments, merge or consolidate, sell assets, change our business, amend the terms of our subordinated debt and engage in certain other activities customarily restricted in such agreements.  It also contains certain customary events of defaults, subject to grace periods, as appropriate.

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

The new credit facility is collateralized by substantially all of the assets of NCI and its subsidiaries. In addition, NCI’s subsidiaries are joint and several guarantors of the obligations. The new credit facility loan agreements contain certain restrictive provisions which include, but are not limited to, requiring the Company to maintain certain financial ratios and limits upon the Company’s ability to incur additional indebtedness, make certain acquisitions or investments, sell assets or make other restricted payments, including dividends (as defined in the new term loan credit facility agreement).

The Company’s new credit facility contains a subjective acceleration clause in which certain events of default, as detailed in the new credit facility agreement, will result in acceleration of the call date of the new credit facility. Management reviews these events on a regular basis and believes that the Company currently has not triggered any of these events.

As of September 13, 2009, under the most restrictive covenants as defined in the new revolving loan facility, the Company was required to maintain a minimum interest coverage ratio, as defined in the amended revolving loan facility agreement, of 1.10 to 1.00.  The maximum allowable senior secured debt leverage ratio, as defined in the amended revolving loan agreement, is 3.00 to 1.00.  As of September 13, 2009, the Company was in compliance with all of the financial covenants of its amended revolving loan facility agreement.

The Company had $68.7 million outstanding under the new term loan facility with no availability to borrow at September 13, 2009.  Also, as of the fiscal quarter end, the Company had no outstanding balance under the amended revolving loan facility with $15.0 million available to borrow, subject to the Company maintaining compliance with the facility covenants.  The interest rate at September 13, 2009 for the amended revolving loan facility was at a rate of base plus 2.50% and/or LIBOR plus 3.50%. The effective interest rate on the balances outstanding under the new term loan facility was 3.0% at September 13, 2009.

The final repayment of any outstanding amounts under the amended revolving loan facility is due November 30, 2010. The new term loan facility commenced amortization in quarterly installments of $0.192 million beginning December 31, 2007 through September 30, 2012. The final settlement of any outstanding amounts under the new term loan facility is due November 30, 2012.

NETWORK COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Under the new credit facility, the Company may obtain additional funding through incremental loan commitments in an amount not to exceed $75.0 million provided that the Company remains in compliance with its financial covenants on a pro forma basis. As of September 13, 2009, there were no borrowings against the incremental loan facility.

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

On June 29, 2009, the Company made a payment of approximately $1.6 million under the Excess Cash Flow Repayment Provision of the new term loan facility based on the fiscal year ended March 29, 2009 financial results.  Accordingly, the payment was included in the current maturities of long-term debt at March 29, 2009.

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

In December 2004, the Company entered into a 10-year advisory agreement with CVC Management LLC (“CVC”), an affiliate of CVC Fund, now known as Court Square Capital Partners (“Court Square”), whereby the Company pays an annual advisory fee to Court Square.  The advisory fee is equal to the greater of $0.21 million or 0.016% of the prior fiscal year consolidated revenue.  On July 31, 2006, Court Square Advisor, LLC, was assigned the right to receive the fees payable by the Company pursuant to the advisory agreement between CVC Management LLC, and NCI.  Under this agreement, the Company made no payments during the six periods ended September 13, 2009 and paid $0.05 million in the six periods ended September 14, 2008.  The Company accrued $0.31 million and $0.21 million for management fees as of September 13, 2009 and March 29, 2009, respectively.  Court Square Advisor suspended collection of all advisory fees effective September 2008.  The Company continues to accrue the advisory fees.

NETWORK COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company has retained TMG Public Relations (“TMG”) to perform public relations and marketing services on its behalf on a project-by-project basis.  TMG is owned by the spouse of Daniel McCarthy, NCI’s Chairman and Chief Executive Officer.  The Company made payments to TMG of $0.13 million and $0.07 million during the six periods ended September 13, 2009 and September 14, 2008, respectively.  The Company accrued $0.06 million and $0.02 million for services rendered as of September 13, 2009 and March 29, 2009, respectively.  The Company expects to continue to use the services of TMG during the remainder of fiscal year 2010.

Effective July 31, 2007, the Company entered into an agreement with L&S Graphics, which is a digital printing company owned by Brandon Lee, one of the Company’s employees who performed the role of the general manager of By Design. The Company agreed to utilize L&S Graphics for all digitally printed materials related to the “By Design” products. L&S Graphics was later renamed “Digital Lizard”.  Under this agreement, the Company made payments of $0.68 million and $0.88 million during the six periods ended September 13, 2009 and September 14, 2008 and accrued for $0.14 million and $0.04 million as of September 13, 2009 and March 29, 2009, respectively.  Brandon Lee was hired on a two-year employment contract with an expiration date of July 31, 2009.  As a result, effective that date, Digital Lizard ceased to be a related party.

Effective July 31, 2007, the Company entered into an office lease agreement with MB&K, LLC which is owned by Brandon Lee, one of the Company’s employees who performed the role of the general manager of By Design.  Under this agreement, the Company made payments of $0.07 million and $0.05 million during the six periods ended September 13, 2009 and September 14, 2008, respectively and recorded no accruals as of September 13, 2009 and March 29, 2009, as the Company had met all its financial obligations under this agreement.  Brandon Lee was hired on a two-year employment contract with an expiration date of July 31, 2009.  As a result, effective that date, MB&K, LLC ceased to be a related party.

NETWORK COMMUNICATIONS, INC. AND SUBSIDIARIES
PART I – FINANCIAL INFORMATION

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Information

The following Management’s Discussion and Analysis of our Financial Condition and Results of Operations should be read in conjunction with the condensed consolidated financial statements and notes thereto included as part of this Quarterly Report on Form 10-Q. This report contains forward-looking statements that are based upon current expectations. We sometimes identify forward-looking statements with such words as “may”, “will”, “expect”, “anticipate”, “estimate”, “seek”, “intend”, “believe” or similar words concerning future events. The forward-looking statements contained herein, include, without limitation, statements concerning future revenue sources and concentration, gross profit margins, selling, general and administrative expenses, capital resources, additional financings or borrowings and the effects of general industry and economic conditions; and are subject to risks and uncertainties including, but not limited to, those discussed below and elsewhere in this Quarterly Report on Form 10-Q that could cause actual results to differ materially from the results contemplated by these forward-looking statements. We also urge you to carefully review the risk factors set forth in other documents we file from time to time with the SEC.

Overview of Operations

We are a Georgia corporation that was formed in 1980.  The following discussion and analysis is based upon our unaudited interim condensed consolidated financial statements and our review of our business and operations.  Furthermore, we believe the discussion and analysis of our financial condition, results of operations, and cash flows as set forth below are not indicative nor should they be relied upon as an indicator of our future performance.  The following discussion includes a comparison of our results of operations for the three periods ended September 13, 2009 to the three periods ended September 14, 2008 and the six periods ended September 13, 2009 to the six periods ended September 14, 2008.

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

As of September 13, 2009, we had 805 employees, 391 of which were located at our corporate headquarters and production facility in Lawrenceville, Georgia, a suburb of Atlanta.

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

•
Sales volume of existing homes and months of supply of unsold homes – Indicators for the resale home market showed a positive trend line in the April 2009 to July 2009 timeframe before falling back in the month of August.  Existing home sales experienced monthly sequential gains in April, May, June and July of the current year.  The annualized rate of sales in August 2009 was 5.1 million units which was up 3.5% from August 2008.  The median home price in August 2009 was $177,700, a decrease of 12.5% from the prior year.  The recent pick-up in home sale transactions has skewed toward the lower priced segment of the market, bolstered by the first time home buyer tax credit.  Foreclosures remained a factor as foreclosure filings were reported on over 358,000 properties in August 2009, an increase of 18% compared to the prior year.  The total inventory of unsold existing homes in August 2009 stood at 3.6 million units or 8.5 months of inventory based on the current sales pace.  This compares favorably to August 2008 when the number of unsold homes was 4.4 million or 10.6 months of inventory.

•
The Market Tightness Index – The National Multi Housing Council’s (“NMHC”) market tightness index in August 2009 stood at 20.  A reading above 50 indicates that markets are experiencing higher occupancy rates and higher rental rates.  Apartment vacancy rates were at record levels in the second quarter of 2009 as the national vacancy rate for investment-grade apartments reached 8.1%.  Same store rents for professionally managed apartments declined by 3.4%, the biggest drop on record.  Multifamily construction continued to fall with permits and starts down compared to prior year by 72.1% and 67.1%, respectively.  Multifamily housing trends have historically been correlated to the employment market and job growth.  The increase in vacancy rates and the drop in rents are being driven by the increasing rate of unemployment.

•
The Remodeling Market Index (“RMI”) - The RMI rose to 38.1 in the second quarter of 2009 from a 34.5 reading in the first quarter of 2009.  This signaled a sequential improvement in the home remodeling market, however the index needs to register a reading of over 50 to signal that the majority of remodelers view market conditions as improving.  A positive signal for future activity was that remodelers reported growth in both calls for bids and appointments for proposals in the second quarter.  Mortgage interest rates during the July 2009 to September 2009 period remained at favorable levels, however the main challenges as they relate to home remodeling business levels continue to be the availability of credit and the shrinking amount of home equity resulting from declining home prices.

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

Costs

Operating expenses include cost of sales; depreciation and amortization; and selling, general and administrative expenses (“SG&A”).  Cost of sales include all costs associated with our Georgia production facility, our outsourced printing, which are the costs we pay to third party printers to print books not printed in our Georgia production facility, our field sales operations, field distribution operations, online operations and bad debt expense.  SG&A expenses include all corporate departments, corporate headquarters, and the management of the publications.

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

Depreciation and Amortization

Depreciation costs of computer, equipment and software relate primarily to the depreciation of our computer hardware and software developed for internal use or purchased, as well as property, plant and equipment.  The depreciation and amortization of equipment and software associated with production is shown separately from our cost of sales in our statement of operations.  The amounts of depreciation and amortization expense related to production equipment and software for the six periods ended September 13, 2009 and September 14, 2008 were $2.6 million and $2.4 million, respectively.  Depreciation and amortization expense related to nonproduction equipment and software is shown separately from the selling, general and administrative expenses in our statement of operations.  The amounts of depreciation and amortization expense related to nonproduction equipment and software for the six periods ended September 13, 2009 and September 14, 2008 were $0.9 million and $0.8 million, respectively.  Depreciation for computer, equipment and software as well as property, plant and equipment is calculated on a straight-line basis over the expected useful life of the related asset class.  Leasehold improvements and leased assets are amortized over the shorter of their estimated useful lives or lease terms.

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

Income Taxes

The following table sets forth the income tax benefit and effective tax rate for the three periods and six periods ended September 13, 2009 and September 14, 2008:

	Three Periods Ended		Six Periods Ended
(Dollars in thousands)	September 13, 2009	September 14, 2008	September 13, 2009	September 14, 2008

Income tax benefit	$(1,650)	$(618)	$(3,573)	$(1,284)
Effective tax rate	33.9%	35.6%	34.9%	32.4%

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

Results of Operations

The following table sets forth a summary of our operations and percentages of total consolidated revenue for the three periods and six periods ended September 13, 2009 and September 14, 2008.  Our three revenue areas are:  (i) resale and new sales; (ii) rental and leasing; and (iii) remodeling and home improvement.  The resale and new sales area includes The Real Estate Book (“TREB”), New Home Finder, Unique Homes, and By Design.  Our rental/leasing area includes Apartment Finder, Mature Living Choices, and Black’s Guide.  Our remodeling and home improvement area includes all of our home and design and home improvement publications.

	Three Periods Ended				Six Periods Ended
	September 13, 2009		September 14, 2008		September 13, 2009		September 14, 2008
(Dollars in thousands)	Amount	%	Amount	%	Amount	%	Amount	%

Resale and new sales	$11,705	32.9%	$19,980	42.7%	$24,454	34.2%	$42,387	44.5%
Rental and leasing	19,325	54.3%	19,623	42.0%	38,436	53.8%	38,950	40.9%
Remodeling and home improvement	4,542	12.8%	7,143	15.3%	8,531	12.0%	13,859	14.6%
Total revenue	35,572	100.0%	46,746	100.0%	71,421	100.0%	95,196	100.0%

Costs and expenses:
Cost of sales (including production depreciation and software amortization)	25,245	71.0%	32,686	69.9%	50,987	71.4%	66,583	69.9%
Selling, general and administrative (including nonproduction depreciation and software amortization)	5,182	14.6%	5,144	11.0%	10,369	14.5%	11,337	11.9%
Amortization of intangibles	3,492	9.8%	3,996	8.6%	7,059	9.9%	8,027	8.5%
Income from operations	$1,653	4.6%	$4,920	10.5%	$3,006	4.2%	$9,249	9.7%

Three Periods Ended September 13, 2009 Compared to Three Periods Ended September 14, 2008

Revenue.  For the three periods ended September 13, 2009, total consolidated revenue was $35.6 million compared to $46.7 million for the three periods ended September 14, 2008.  This was a decrease of $11.1 million or 23.8%.  Our resale and new sales area declined by $8.3 million or 41.5% from $20.0 million in the three periods ended September 14, 2008 to $11.7 million in the three periods ended September 13, 2009. Our rental and leasing showed a year-over-year revenue decline of $0.3 million or 1.5% from $19.6 million in the three periods ended September 14, 2008 to $19.3 million in the three periods ended September 13, 2009.  Our remodeling and home improvement area decreased by $2.6 million or 36.6% from $7.1 million in the three periods ended September 14, 2008 to $4.5 million in the three periods ended September 13, 2009.  The revenue declines in the resale and new sales area and the remodeling and home improvement areas were due to the weak economic conditions in the real estate market. The revenue decline in the rental and leasing area was attributable to the decline in the ad page volume for Black’s Guide and Mature Living Choices as a result of the slowdowns in the commercial real estate and new home markets, respectively.

TREB posted revenue of $8.8 million in the second quarter of fiscal year 2010 compared to $14.6 million during the same period in fiscal year 2009 which was a decrease of $5.8 million, or 39.7%.  The TREB ID sales channel had revenue of $6.0 million in the second quarter of fiscal year 2010 compared to $10.0 million during the same period of fiscal year 2009, a decrease of $4.0 million or 40.0%.  The decline was related to continued softness in the real estate market and some market consolidations.  The TREB Direct sales channel had a revenue decrease of $1.8 million or 39.1% from $4.6 million in the second quarter of fiscal year 2009 to $2.8 million during the same period of fiscal year 2010.  Unique Homes had revenue of $0.9 million in the second quarter of fiscal year 2010 compared to $1.0 million in the same period of fiscal year 2009, a decrease of $0.1 million or 10.0%.  The decrease correlates with the decline in the turnover of luxury home sales.

Apartment Finder revenue for the three periods ended September 13, 2009 was $18.7 million compared to $18.5 million during the three periods ended September 14, 2008, an increase of $0.2 million or 1.1%.  We have increased ad pages in some of our existing markets and grown our sales of online products.  Black’s Guide revenue decreased $0.4 million or 50.0% from $0.8 million in the second quarter of fiscal year 2009 to $0.4 million during the same period of fiscal year 2010 due to the contraction in the commercial real estate market.

Our remodeling and home improvement area produced revenue of $4.5 million in the three periods ended September 13, 2009 compared to $7.1 million during the three periods ended September 14, 2008, a decrease of $2.6 million or 36.6%.  The decrease was the result of advertisers reducing their marketing expenditures in response to the continued weak conditions in the job market, falling home prices and reduced availability of consumer credit.  Our publications in this area include: Kansas City Homes & Gardens, At Home In Arkansas, Relocating in Las Vegas, New England Home, Relocating in St. Louis, regional home improvement magazines, and the Homes & Lifestyles magazines.

Cost of sales.  Cost of sales for the three periods ended September 13, 2009 was $23.9 million, a decrease of $7.6 million, or 24.1%, from $31.5 million during the three periods ended September 14, 2008.  Labor expense, which is our largest cost component, was $10.5 million in the three periods ended September 13, 2009 compared to $13.5 million during the three periods ended September 14, 2008, a decrease of $3.0 million, or 22.2%.  The decrease reflects a reduction in headcount.  Total commission and bonus expense decreased by $0.5 million or 19.2% from $2.6 million in the second quarter of fiscal year 2009 to $2.1 million during the same period of fiscal year 2010 due to our revenue decline.  Paper expense decreased by $1.2 million or 29.3%, from $4.1 million in the three periods ended September 14, 2008 to $2.9 million in the three periods ended September 13, 2009.  Our outsource production expense for the current quarter was $1.3 million, a decrease of $0.5 million or 27.8% from the second quarter of fiscal year 2009 expense of $1.8 million.  The decrease in outsource production expense was attributable to bringing outsourced books back in-house and the decrease in our revenue.  Distribution expense decreased in the current fiscal quarter by approximately $1.0 million or 37.0% compared to the same period in the prior year primarily due to reduced spend with third party distribution companies.  The expense of our E-business and online operations decreased by $0.7 million or 43.8% from $1.6 million in the second quarter of fiscal year 2009 to $0.9 million in the current quarter.  We were able to achieve savings by restructuring our operations while continuing to invest in online distribution.

Production depreciation and software amortization expense.  Production depreciation and software amortization expense in the three periods ended September 13, 2009 and September 14, 2008 were $1.3 million and $1.2 million, respectively, which was an increase of $0.1 million or 8.3%.  The increase was the result of equipment and software purchased during the prior four fiscal quarters partially offset by software assets being fully depreciated during the same period.

Gross Profit. Our gross profit decreased by $3.8 million or 27.0% from $14.1 million in the second quarter of fiscal year 2009 to $10.3 million in the second quarter of fiscal year 2010. The decrease was mainly related to the decline in revenues of $11.1 million in the current quarter compared to the same period of the prior year partially offset by a decrease in the cost of sales of $7.6 million. The gross profit percentage for the current quarter was 29.0% compared to 30.1% in the same period of the prior year. The decrease was mainly attributable to lower revenues and the fact that some of our cost of sales expenses are fixed.

Selling, general and administrative expenses (“SG&A”).  SG&A expenses for the three periods ended September 13, 2009 were $4.7 million, flat compared to the three periods ended September 14, 2008.  Labor and related expenses in the three periods ended September 13, 2009 were $2.5 million, an increase of $0.1 million, or 4.2%, from $2.4 million during the same period in fiscal year 2008.

Nonproduction depreciation and software amortization expense.  Nonproduction depreciation and software amortization expense increased by $0.1 million or 25.0% from $0.4 million in the second quarter of fiscal year 2009 to $0.5 million in the same period off fiscal year 2010.

Amortization of intangibles.  Amortization expense was $3.5 million in the three periods ended September 13, 2009, compared to $4.0 million for the three periods ended September 14, 2008, a decrease of $0.5 million or 12.5%.  The decrease was related to intangible assets being fully depreciated during the prior four fiscal quarters.

Net interest expense.  Net interest expense for the three periods ended September 13, 2009 was $6.5 million compared to the net interest expense of $6.7 million during the three periods ended September 14, 2008.  The decrease was related to lower interest rates on our new senior term loan facility in addition to a lower senior term loan balance partially offset by the write off of deferred financing fees in connection with the amendment of May 4, 2009 of the new revolving loan agreement, and a higher balance on our senior subordinated note.

Net loss.  Due to the factors described above, we reported a net loss of $3.2 million during the three periods ended September 13, 2009, compared to a net loss of $1.1 million during the three periods ended September 14, 2008.

Six Periods Ended September 13, 2009 Compared to Six Periods Ended September 14, 2008

Revenue.  For the six periods ended September 13, 2009, total consolidated revenue was $71.4 million compared to $95.2 million for the six periods ended September 14, 2008.  This was a decrease of $23.8 million or 25.0%. Our resale and new sales area declined by $17.9 million or 42.2% from $42.4 million in the six periods ended September 14, 2008 to $24.5 million in the six periods ended September 13, 2009. Our rental and leasing showed a year-over-year revenue decrease of $0.5 million or 1.3% from $38.9 million in the six periods ended September 14, 2008 to $38.4 million in the six periods ended September 13, 2009.  Our remodeling and home improvement area decreased by $5.4 million or 38.8% from $13.9 million in the six periods ended September 14, 2008 to $8.5 million in the six periods ended September 13, 2009.  The revenue declines in the resale and new sales area and the remodeling and home improvement areas were due to the weak economic conditions in the real estate market. The decline in revenue in the rental and leasing area was attributable to the decline in the ad page volume for Black’s Guide and Mature Living Choices as a result of the slowdowns in the commercial real estate and new home markets, respectively.

TREB posted revenue of $18.0 million in the six periods ended September 13, 2009 compared to $30.5 million during the six periods ended September 14, 2008 which was a decrease of $12.5 million, or 41.0%.  The decline was attributable to the slowdown in the real estate market.  The TREB ID sales channel had revenue of $12.3 million in the six periods ended September 13, 2009 compared to $20.9 million during the six periods ended September 14, 2008, a decrease of $8.6 million or 41.1%.  The TREB Direct sales channel had a revenue decrease of $4.0 million or 41.7% from $9.6 million in the six periods ended September 14, 2008 to $5.6 million during the six periods ended September 13, 2009.  Unique Homes had revenue of $2.1 million in the six periods ended September 13, 2009 compared to $2.8 million in the six periods ended September 14, 2008, a decrease of $0.7 million or 25.0%.  The decrease correlates with the decline in the turnover of luxury home sales.

Apartment Finder revenue for the six periods ended September 13, 2009 was $37.0 million compared to $36.6 million during the six periods ended September 14, 2008, an increase of $0.4 million or 1.1%.  We have increased ad pages in some of our existing markets and grown our sales of online products.  Black’s Guide revenue decreased by $0.6 million or 40.0% from $1.5 million in the six periods ended September 14, 2008 to $0.9 million during the six periods ended September 13, 2009 due to the downturn in the commercial real estate market.

Our remodeling and home improvement area produced revenue of $8.5 million in the six periods ended September 13, 2009 compared to $13.9 million during the six periods ended September 14, 2008, a decrease of $5.4 million or 38.8%.  The decrease was the result of advertisers reducing their marketing expenditures in response to the continued weak conditions in the job market, falling home prices and reduced availability of consumer credit.  Our publications in this area include: Kansas City Homes & Gardens, At Home In Arkansas, Relocating in Las Vegas, New England Home, Relocating in St. Louis, regional home improvement magazines, and the Homes & Lifestyles magazines.

Cost of sales.  Cost of sales for the six periods ended September 13, 2009 was $48.4 million, a decrease of $15.8 million, or 24.6%, from $64.2 million during the six periods ended September 14, 2008.  Labor expense, which is our largest cost component, was $21.0 million in the six periods ended September 13, 2009 compared to $27.6 million during the six periods ended September 14, 2008, a decrease of $6.6 million, or 23.9%.  The decrease reflects a reduction in headcount.  Total commission and bonus expense decreased by $1.4 million or 25.5% from $5.5 million in the six periods ended September 14, 2008 to $4.1 million during the six periods ended September 13, 2009 due to our revenue decline.  Paper expense decreased by $2.3 million or 27.7%, from $8.3 million in the six periods ended September 14, 2008 to $6.0 million in the six periods ended September 13, 2009.  The decrease was related to lower ad page volumes and more favorable paper prices.  Our outsource production expense for the six periods ended September 13, 2009 was $2.7 million, a decrease of $1.1 million or 28.9% from the six periods ended September 14, 2008 expense of $3.8 million as a result of bringing outsourced books back in-house and lower page volume.  Distribution expense decreased in the first and second quarters of fiscal year 2010 by approximately $1.8 million or 32.7% compared to the same period in the prior year as we reduced our spend with third party distribution companies and re-negotiated rates on our retail distribution contracts.  The expense of our E-business and online operations decreased by $1.3 million or 40.6% from $3.2 million in the six periods ended September 14, 2008 to $1.9 million in the six periods ended September 13, 2009.  We achieved savings by restructuring operations while increasing our online distribution investment.

Production depreciation and software amortization expense.  Production depreciation and software amortization expense in the six periods ended September 13, 2009 was $2.6 million.  This was an increase of $0.2 million, or 8.3%, compared to $2.4 million for the six periods ended September 14, 2008.  The increase was the result of equipment and software purchased during the last two quarters of fiscal year 2009 and the first and second quarters of fiscal year 2010.

Selling, general and administrative expenses (“SG&A”).  SG&A expenses for the six periods ended September 13, 2009 were $9.5 million compared to $10.5 million for the six periods ended September 14, 2008, which was a decrease of $1.0 million or 9.5%.  Labor and related expenses in the six periods ended September 13, 2009 was $5.0 million, a decrease of $0.4 million, or 7.4%, from $5.4 million during the same period in fiscal year 2009.  The decrease reflects a reduction in headcount.

Nonproduction depreciation and software amortization expense.  Nonproduction depreciation and software amortization expense increased by $0.1 million or 12.5% from $0.8 million in the six periods ended September 14, 2008 to $0.9 million in the six periods ended September 13, 2009.  The increase was the result of equipment and software purchased during the last two quarters of fiscal year 2009 and the first and second quarters of fiscal year 2010.

Amortization of intangibles.  Amortization expense was $7.1 million in the six periods ended September 13, 2009, compared to $8.0 million for the six periods ended September 14, 2008, a decrease of $0.9 million or 11.3%.  The decrease in amortization expense was related to intangible assets being fully depreciated during the last two quarters of fiscal year 2009 and first and second quarters of fiscal year 2010.

Net interest expense.  Net interest expense for the six periods ended September 13, 2009 was $13.3 million, flat compared to the six periods ended September 14, 2008.  Interest expense for the six periods ended September 13, 2009 reflected a lower debt balance and lower interest rates on our new senior term loan facility offset by the write off of deferred financing costs in connection with the amendment of May 4, 2009 of the new revolving agreement and a higher balance on our senior subordinated note.

Net loss.  Due to the factors set forth above, we reported a net loss of $6.7 million during the six periods ended September 13, 2009, compared to a net loss of $2.7 million during the six periods ended September 14, 2008.

Liquidity and Capital Resources

Historically, our primary source of liquidity has been cash flow from operations.  We also have the ability to incur indebtedness under our new senior secured revolving loan facility. At September 13, 2009, our cash on hand was $2.2 million compared to $2.6 million and $5.5 million at March 29, 2009 and September 14, 2008, respectively.

The following table summarizes our net decrease in cash and cash equivalents as of September 13, 2009 and September 14, 2008:

	Six Periods Ended
	September 13, 2009	September 14, 2008
(Dollars in thousands)

Net cash provided by operating activities	$4,581	$8,491
Net cash used in investing activities	(2,621)	(4,186)
Net cash used in financing activities	(2,298)	(5,568)
Net decrease in cash	(338)	(1,263)
Cash at beginning of fiscal year	2,585	6,716
Cash at end of period	$2,247	$5,453

Our net cash provided by operating activities in the six periods ended September 13, 2009 was $4.6 million compared to $8.5 million in the six periods ended September 14, 2008, a decrease of $3.9 million. The decrease was primarily due to the decline in our operating income.

During the six periods ended September 13, 2009, net cash used in investing activities was $2.6 million spent on the purchase of property, equipment and software.  During the six periods ended September 14, 2008, net cash used in investing activities was $4.2 million consisting of $2.9 million for the purchase of property, equipment and software, and $1.3 million for earn-out payments related to acquisitions completed in fiscal year 2008.

For the six periods ended September 13, 2009, the net cash used in financing activities was $2.3 million versus a use of $5.6 million for the six periods ended September 14, 2008.  The cash used in the six periods ended September 13, 2009 and September 14, 2008 were mainly related to the excess cash flow payments of $1.6 million and $5.0 million made on our new term loan facility in the second quarter of fiscal years 2010 and 2009, respectively.

Senior Notes and Credit Agreement

We intend to fund ongoing operations through cash generated by operations and borrowings under our revolving loan facility.  On November 30, 2005, the Company refinanced its capital structure. The objective of the refinancing was to provide the Company with a long-term capital structure that was consistent with its strategy and to preserve acquisition flexibility. The refinancing was completed through an offering of $175.0 million of Senior Notes and a senior secured credit facility.

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

On May 4, 2009, we amended the new revolving loan facility dated July 20, 2007 (“the amended revolving loan facility”). The amendment restated the applicable percentage as defined in the revolving credit agreement, increased the commitment fee from 0.50% to 0.75%, decreased the revolving credit commitment from $35.0 million to $15.0 million, decreased the permitted annual capital expenditures from $10.0 million to $6.0 million, and adjusted the interest coverage ratio and the senior secured coverage ratio on the revolving facility. In connection with the amendment, we wrote off $0.2 million for debt issuance costs associated with the prior revolving facility dated July 20, 2007 and recorded $0.2 million for debt issuance costs associated with the new amended facility of which $0.1 million was paid as of September 13, 2009.

Our new term loan facility matures in November 2012.  Additionally, we have the ability to obtain up to $75.0 million under our incremental term loan subject to compliance with our affirmative and negative covenants.  Borrowings are also available under our amended revolving loan facility maturing in November 2010.

Borrowings under our new credit facility bear interest, at our option, at either adjusted LIBOR plus an applicable margin or the alternate base rate plus an applicable margin.  The applicable margin with respect to borrowings under our amended revolving loan facility is subject to adjustments based upon a leverage-based pricing grid.  Our amended revolving credit facility requires us to meet maximum leverage ratios and minimum interest coverage ratios and includes a maximum annual capital expenditures limitation.  In addition, the amended revolving credit facility contains certain restrictive covenants which, among other things, limit our ability to incur additional indebtedness, pay dividends, incur liens, prepay subordinated debt, make loans and investments, merge or consolidate, sell assets, change our business, amend the terms of our subordinated debt and engage in certain other activities customarily restricted in such agreements.  It also contains certain customary events of defaults, subject to grace periods, as appropriate.  As of September 13, 2009, the Company was in compliance with all debt covenant requirements. In addition to providing fixed principal payment schedules for the new credit facility, the loan agreement also includes an Excess Cash Flow Repayment provision that requires repayment of principal based on the Company’s leverage ratio, EBITDA, working capital, debt service and tax payments. The Excess Cash Flow amount is calculated and paid annually with the repayment of principal allocated on a pro rata basis to the term and revolving loans. Based on the Company’s financial results for the fiscal year ended March 29, 2009, the Company made a payment of $1.6 million on June 29, 2009 under the Excess Cash Flow Repayment Provision of the new credit facility. Accordingly, the liability was included in the current maturities on long-term debt as of March 29, 2009. The Company is also required to pay an annual non-utilization fee equal to 0.75% of the unused portion of the revolving credit facility.

Our ability to make scheduled payments of principal, or to pay the interest or additional interest, if any, on, or to refinance our indebtedness, or to fund planned capital expenditures will depend on our future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.  Based upon the current level of operations, we believe that cash flow from operations and available cash, together with borrowings available under our new credit facility, will be adequate to meet our future liquidity needs through September 12, 2010.  Our assumptions with respect to future costs may not be correct, and funds available to us from the sources discussed above may not be sufficient to enable us to service our indebtedness, including the Senior Notes, or cover any shortfall in funding for any unanticipated expenses.  In addition, to the extent we make future acquisitions, we may require new sources of funding including additional debt, equity financing or some combination thereof.  We may not be able to secure additional sources of funding on favorable terms.

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

Principles of Consolidation and Fiscal Year End

We and our consolidated entities report on a 52-53 week accounting year.  The condensed consolidated financial statements included elsewhere in this report include our financial statements and our wholly-owned subsidiaries for the three periods and six periods ended September 13, 2009 and September 14, 2008, respectively and the fiscal year ended March 29, 2009.  All significant intercompany balances and transactions have been eliminated in consolidation.

Revenue Recognition and Unearned Revenue

Our principal revenue earning activity of the Company is related to the sale of online and print advertising.  Revenue recognition for print and online products are consistently applied within Company-managed (Direct) and ID-managed distribution territories as described below.  These revenue arrangements are typically sold as a bundled product to customers and include a print ad in a publication as well as online advertisement.  The Company bills the customer a single negotiated price for both elements.  In accordance with EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables”, the Company separates its deliverables into units of accounting and allocates consideration to each unit based on relative fair values.  The Company recognizes revenue for each unit of accounting in accordance with SEC Staff Accounting Bulletin Number 104, “Revenue Recognition”.

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

Online

Online revenues are derived from the sale of advertising on our various websites.  We sell a bundled product to our customers that includes a print advertisement in our publications as well as a standard online advertisement.  The customer is permitted to purchase premium online advertisements whereby it can include additional data items such as floor plans, multiple photos and neighborhood information, and also secure premium placement in search results.  In addition, we have started selling an online only product to our customers.  Revenue for online sales, including the premium online advertisements, is recognized ratably over the period the online advertisements are maintained on the website.

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

Goodwill
As disclosed in our Annual Report on Form 10-K for the fiscal year ended March 29, 2009, we had a triggering event under SFAS No. 142 in the third quarter of fiscal year 2009.  As a result, we performed an impairment test of our goodwill and indefinite-lived intangible assets under SFAS 142 and recorded during the third and fourth quarters of fiscal year 2009 a total impairment loss of $119.5 million. For further details, refer to our Annual Report on Form 10-K for fiscal year 2009 filed with the SEC on June 19, 2009.

We did not recognize any impairment loss during the six periods ended September 13, 2009 and September 14, 2008.

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

Intangible Assets
Intangible assets consist of the values assigned to consumer databases, independent distributor agreements, advertising lists, subscriber lists, trade names, trademarks, and other intangible assets. Amortization of intangible assets is provided utilizing the straight-line method over the estimated useful lives.  We have one intangible asset, which is a trademark, that has an indefinite life.

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

In April 2009, the FASB issued FASB staff position (“FSP”) FAS 107-1, “Disclosures about Fair Value of Financial Instruments” (“FSP 107-1”). The staff position increases the frequency of the disclosures related to the fair value of financial instruments required by public entities to a quarterly basis rather than just annually. The quarterly disclosures are intended to provide financial statement users with more timely information about the effects of current market conditions on an entity’s financial instruments that are not otherwise reported at fair value. FSP 107-1 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted in certain circumstances for periods ending after March 15, 2009. We adopted FSP 107-1 in the first quarter of fiscal year 2010 and the adoption had no impact on our financial position, results of operations, or cash flows.

In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS 142, “Goodwill and Other Intangible Assets”. The new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008.  Early adoption is prohibited.  We adopted FSP 142-3 in the first quarter of fiscal year 2010 and the adoption had no material impact on our financial position, results of operations, or cashflows.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”), which amends the disclosure requirements of SFAS 133 “Accounting for Derivative Instruments and Hedging Activities”. SFAS 161 provides an enhanced understanding about how and why derivative instruments are used, how they are accounted for and their effect on an entity’s financial position, performance and cash flows. SFAS 161, which is effective for the first interim period beginning after November 15, 2008, requires additional disclosure in future filings.  We adopted this standard in the fourth quarter of fiscal year 2009 and the adoption did not have any material impact on our financial position, results of operations, or cash flows.

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

Effective March 26, 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109 (“FIN 48”). FIN 48 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not (i.e. a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlements. Upon adoption, we did not have any material uncertain tax positions to account for as an adjustment to our opening balance of retained earnings on March 26, 2007. In addition, as of September 13, 2009 and March 29, 2009, we did not have any material unrecognized tax benefits.

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

At March 31, 2008, we adopted SFAS 157 and the adoption had no material impact on our financial position, results of operations or cash flows.

In February 2008, the FASB issued FSP FAS 157-2, which delays the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years, for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  We adopted FSP FAS 157-2 in the first quarter of fiscal year 2010 and the adoption had no material impact on our financial position, results of operations or cash flows.

Off-Balance Sheet Arrangements

At September 13, 2009, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Item 3.      Quantitative and Qualitative Disclosures About Market Risk

For a discussion of certain of the market risks to which we are exposed, see the “Quantitative and Qualitative Disclosures About Market Risk” section in our Annual Report on Form 10-K for the fiscal year ended March 29, 2009.  There have been no material changes with respect to quantitative and qualitative disclosures about market risk since March 29, 2009.

Item 4.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, our management performed an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934 (the Exchange Act)).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have identified the material weaknesses in internal control over financial reporting discussed below and as a result, have concluded that, as of the end of the quarterly period covered by this report, our disclosure controls and procedures were not effective as of September 13, 2009.

Based on the evaluation performed by management under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, our management identified the following material weaknesses in our internal control over financial reporting as of the quarterly period ended September 13, 2009:

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

Changes in Internal Control Over Financial Reporting

Other than the items noted above, there has been no change in our internal control over financial reporting that occurred during the quarterly period ended September 13, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

NETWORK COMMUNICATIONS, INC. AND SUBSIDIARIES
PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we are involved in legal proceedings arising in the ordinary course of our business. We are not currently a party to any litigation that management believes, if determined adversely to us, would have a material adverse effect on our financial condition, results of operations, or cash flows.

Item 1A.	Risk Factors

For a discussion of risk factors, see “Item 1A. – Risk Factors” section in our Annual Report on Form 10-K for the fiscal year ended March 29, 2009.  There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended March 29, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

There were no disclosures of any information required to be filed on Form 8-K during the quarterly period covered by this report that were not filed.

Item 6.	Exhibit

Exhibits are filed or furnished with this report as set forth in the Exhibits Index hereof.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Network Communications, Inc.
Date: October 26, 2009	By:	/s/ Daniel R. McCarthy Chairman and Chief Executive Officer (Principal Executive Officer)
Date: October 26, 2009	By:	/s/ Gerard P. Parker Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

NETWORK COMMUNICATIONS, INC. AND SUBSIDIARIES
PART II – OTHER INFORMATION

Exhibit Index

Number		Title
31.1		Certification of the Chairman and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of the Senior Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1*	Certification of Chairman and Chief Executive Officer pursuant to Title 18 of the United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2*	Certification of Senior Vice President and Chief Financial Officer pursuant to Title 18 of the United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
This exhibit is hereby furnished to the SEC as an accompanying document and is not to be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.