Form 10-Q
period 2009-11-16
Network Communications, Inc.
filed 2010-01-15
CIK 1364727

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

__________________________________

FORM 10-Q
__________________________________

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  December 6, 2009

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission file number 333-134701

__________________________________

NETWORK COMMUNICATIONS, INC.

Formed under the laws of the State of Georgia
I.R.S. Employer Identification Number 58-1404355

2305 Newpoint Parkway, Lawrenceville, GA  30043
Telephone Number: (770) 962-7220

____________________________________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐          No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at December 6, 2009
Common Stock, $0.001 par value per share	100 shares

PART I –FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements

NETWORK COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 6, 2009	March 29, 2009
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$3,043,294	$2,584,740
Accounts receivable, net of allowance for doubtful accounts of $3,832,883 and $3,948,260, respectively	15,480,963	12,063,799
Inventories	1,962,676	2,849,917
Prepaid expenses and deferred charges	1,693,154	3,332,139
Deferred tax assets	1,490,021	1,595,511
Income tax receivable	4,220,232	3,292,455
Other current assets	84,705	59,487
Total current assets	27,975,045	25,778,048
Property, equipment and computer software, net	22,155,270	23,658,481
Goodwill	188,826,674	188,531,513
Deferred financing costs, net	4,915,329	5,959,080
Intangible assets, net	118,196,473	128,512,560
Other assets	360,966	417,378
Total noncurrent assets	334,454,712	347,079,012
Total assets	$362,429,757	$372,857,060

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$7,672,418	$6,459,301
Accrued compensation and related taxes	1,767,301	1,503,679
Customer deposits	918,670	964,022
Unearned revenue	1,116,307	1,332,484
Accrued interest	523,461	6,682,405
Other current liabilities	86,190	383,004
Current maturities of long-term debt	6,766,359	2,350,941
Current maturities of capital lease obligations	267,100	342,192
Total current liabilities	19,117,806	20,018,028
Long-term debt, less current maturities	285,761,389	282,693,343
Capital lease obligations, less current maturities	171,508	322,269
Deferred tax liabilities	25,265,751	27,294,034
Other long-term liabilities	3,137	—
Total liabilities	330,319,591	330,327,674
Commitments and contingencies (Note 9)
Stockholders’ Equity
Common stock, $0.001 par value; 100 shares authorized, issued and outstanding	—	—
Additional paid-in capital (including warrants of $533,583 at December 6, 2009 and March 29, 2009)	194,579,776	194,579,776
Accumulated deficit	(162,438,936)	(151,931,512)
Accumulated other comprehensive loss, net of tax	(30,674)	(118,878)
Total stockholders’ equity	32,110,166	42,529,386
Total liabilities and stockholders’ equity	$362,429,757	$372,857,060

See the accompanying notes to condensed consolidated financial statements.

NETWORK COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Periods Ended
	December 6, 2009	December 7, 2008

Sales	$33,738,158	$43,476,382
Cost of sales (exclusive of production depreciation and software amortization expense shown separately below)	22,683,382	30,270,543
Production depreciation and software amortization	1,455,058	1,198,280
Gross profit	9,599,718	12,007,559
Selling, general and administrative expenses (exclusive of nonproduction depreciation and software amortization expense shown separately below)	5,094,381	4,704,072
Nonproduction depreciation and software amortization	511,236	421,017
Amortization of intangibles	3,479,078	3,984,276
Impairment loss	—	85,352,000
Operating income (loss)	515,023	(82,453,806)
Other income (expense)
Interest and dividend income	1,437	59,592
Interest expense	(6,457,645)	(6,811,533)
Other income	2,452	22,890
Total other expense	(6,453,756)	(6,729,051)
Loss before benefit from income taxes	(5,938,733)	(89,182,857)
Income tax benefit	(2,094,806)	(8,413,650)
Net loss	$(3,843,927)	$(80,769,207)

See the accompanying notes to condensed consolidated financial statements.

NETWORK COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Nine Periods Ended
	December 6, 2009	December 7, 2008

Sales	$105,159,067	$138,672,873
Cost of sales (exclusive of production depreciation and software amortization expense shown separately below)	71,072,621	94,478,853
Production depreciation and software amortization	4,052,938	3,572,914
Gross profit	30,033,508	40,621,106
Selling, general and administrative expenses (exclusive of nonproduction depreciation and software amortization expense shown separately below)	14,550,430	15,206,813
Nonproduction depreciation and software amortization	1,424,005	1,255,348
Amortization of intangibles	10,538,189	12,011,616
Impairment loss	—	85,352,000
Operating income (loss)	3,520,884	(73,204,671)
Other income (expense)
Interest and dividend income	13,454	147,602
Interest expense	(19,731,641)	(20,180,802)
Other income	21,959	87,707
Total other expense	(19,696,228)	(19,945,493)
Loss before benefit from income taxes	(16,175,344)	(93,150,164)
Income tax benefit	(5,667,920)	(9,697,886)
Net loss	$(10,507,424)	$(83,452,278)

See the accompanying notes to condensed consolidated financial statements.

NETWORK COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Common Stock Shares Amount		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income, net of tax	Total

Balance at March 29, 2009	100	$—	$194,579,776	$(151,931,512)	$(118,878)	$42,529,386
Comprehensive loss:
Net loss	—	—	—	(10,507,424)	—	(10,507,424)
Foreign currency translation adjustments, net of tax	—	—	—	—	88,204	88,204
Comprehensive loss						(10,419,220)
Balance at December 6, 2009	100	$—	$194,579,776	$(162,438,936)	$(30,674)	$32,110,166

See the accompanying notes to condensed consolidated financial statements.

NETWORK COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Periods Ended
	December 6, 2009	December 7, 2008

Cash flows from operating activities
Net loss	$(10,507,424)	$(83,452,278)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred income taxes	(1,922,793)	(10,839,587)
Depreciation and amortization	17,464,939	18,100,632
Impairment loss	—	85,352,000
Other non-cash adjustments	3,398,282	3,024,538
Changes in operating assets and liabilities, net of acquired businesses	(7,388,755)	(8,062,843)
Net cash provided by operating activities	1,044,249	4,122,462

Cash flows from investing activities
Purchase of property, equipment and computer software	(3,932,107)	(4,257,648)
Payments for businesses acquired, net of cash	(63,220)	(1,336,499)
Net cash used in investing activities	(3,995,327)	(5,594,147)

Cash flows from financing activities
Proceeds from revolving facility	12,000,000	4,000,000
Payments on revolving facility	(6,000,000)	—
Payments on term loan facility	(2,159,351)	(5,535,200)
Payments on capital leases	(270,280)	(324,561)
Payments of debt issuance costs	(160,737)	—
Net cash provided by (used in) financing activities	3,409,632	(1,859,761)

Net increase (decrease) in cash	458,554	(3,331,446)
Cash at beginning of fiscal year	2,584,740	6,715,837
Cash at end of period	$3,043,294	$3,384,391

Supplemental disclosure
Payments for businesses acquired:
Fair value of assets acquired	$—	$—
Less liabilities assumed	—	—
Total purchase price	—	—
Deferred purchase price	63,220	1,336,499
Cash paid for acquired businesses	$63,220	$1,336,499
Noncash investing and financing activities
Assets acquired through capital lease	$44,426	$101,189

See the accompanying notes to condensed consolidated financial statements.

NETWORK COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Organization and Basis of Presentation

Network Communications, Inc. (“NCI’’), and its wholly-owned subsidiaries, NCID, LLC and other entities and Network Publications Canada, Inc. (“NCI-Canada’’) (collectively “the Company’’) has its principal management, administrative and production facilities in Lawrenceville, GA.  The Company is a publisher, producing The Real Estate Book (“TREB”), which is distributed in over 375 markets, the District of Columbia, Puerto Rico, Virgin Islands, and Canada.  It also produces the Apartment Finder, New Home Finder, Mature Living Choices, Unique Homes Magazine, Black’s Guide, Kansas City Homes and Gardens, New England Home, Home by Design, Homes and Lifestyles magazines, regional home improvement magazines, and other publications.  The Company also provides its customers the opportunity to purchase related marketing services, such as custom publishing and direct mail marketing.  Revenue is primarily generated from advertising displayed in the Company’s print publications and online versions of such publications.  The combined online and print distribution provide a unique advantage in reaching real estate and home design consumers.  Advertisers may also purchase enhanced print or online listings for an additional fee.  Each market is operated either by an Independent Distributor (“ID”) assigned a particular market or by the Company.  NCI is a wholly-owned subsidiary of Gallarus Media Holdings, Inc. (“GMH’’), and effective January 7, 2005, a wholly-owned subsidiary of our ultimate parent, GMH Holding Company (“GMHC’’).  On January 7, 2005, the majority of GMHC stock was acquired by Citigroup Venture Capital Equity Partners, L.P. and its affiliated funds (“CVC Fund”).  As a result of their stock acquisition of GMHC, CVC Fund owns approximately 71% of GMHC’s outstanding capital stock.  By virtue of their stock ownership, CVC Fund has significant influence over our management and will be able to determine the outcome of all matters required to be submitted to the stockholders for approval.  CVC subsequently spun off from its former owner, Citigroup, and the new entity was renamed Court Square Capital Partners (“Court Square”).

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements represent the condensed consolidated statements of the Company and its wholly-owned subsidiaries.  The Company reports on a 52-53 week accounting year which ends on the last Sunday of March of that year and includes 13 four-week periods.  Fiscal quarters 1, 2 and 3 each include 12 weeks; fiscal quarter 4 includes 16 or 17 weeks.  The accompanying condensed consolidated financial statements include the financial statements of the Company for the three periods and nine periods ended December 6, 2009 and the three periods and nine periods ended December 7, 2008.  All significant intercompany balances and transactions have been eliminated in consolidation.

The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

The accompanying interim condensed consolidated financial statements for the three periods and nine periods ended December 6, 2009 and the three periods and nine periods ended December 7, 2008 are unaudited.  Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America for financial information have been condensed or omitted pursuant to the rules and regulations of Article 10 of SEC Regulation S-X.  In the opinion of management, these condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to state fairly the financial position, results of operations and cash flows for the periods indicated.  Operating results for the three periods and nine periods ended December 6, 2009 are not necessarily indicative of results that may be expected for any other future interim period or for the fiscal year ending March 28, 2010.  You should read the unaudited condensed consolidated financial statements in conjunction with the Company’s consolidated financial statements and accompanying notes included in its Annual Report on Form 10-K for the fiscal year ended March 29, 2009 filed with the SEC on June 19, 2009.

NETWORK COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Fair Value of Financial Instruments

The fair values of the Company’s financial assets and liabilities at December 6, 2009 and March 29, 2009, equal the carrying values reported on the consolidated balance sheets except for the new senior secured term loan facility entered into on July 20, 2007 (the “new term loan facility”), the10 ¾% senior notes (“senior notes”) and the senior subordinated note. The fair values of the new term loan facility and senior notes are based on quoted market values. The fair value of the new term loan facility was $45.9 million and $42.4 million as compared to the carrying values of $68.6 million and $70.7 million as of December 6, 2009 and March 29, 2009, respectively. The fair value of the senior notes was $70.2 million and $24.7 million as compared to the carrying amounts of $175.0 million and $175.0 million as of December 6, 2009 and March 29, 2009, respectively.  The senior subordinated note does not trade in a market so the fair value is based on appropriate valuation methodologies including option model and liquidation analyses.  The fair value of the senior subordinated note was $6.0 million and $6.0 million as compared to the carrying amounts of $44.3 million and $40.9 million as of December 6, 2009 and March 29, 2009, respectively.

Derivative Instruments

The Company has adopted the authoritative guidance for derivative instruments and hedging activities which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. This guidance requires the recognition of all derivative instruments as either assets or liabilities in the balance sheet measured at fair value. The changes in fair value of derivative instruments are recognized as gains or losses in the period of change. The guidance, which was effective for the Company in the fourth quarter of fiscal year 2009, requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows.

Occasionally, the Company enters into foreign currency forward contracts whereby the Company agrees to sell on a certain date Canadian Dollars in exchange of US Dollars at a pre-determined foreign exchange rate. The Company has not elected to use hedge accounting to record these contracts. The Company executes the contract on or prior to the expiry date and the related gain or loss is recorded in its statement of operations under the selling, general and administrative expenses during the period the contract is executed. The Company uses these contracts to minimize the foreign currency fluctuation risk resulting from activities of its subsidiary, NCI-Canada. At December 6, 2009, the Company had four forward contracts outstanding consisting of CAD $0.20 million, CAD $0.30 million, CAD $0.45 million and CAD $0.45 million expiring on December 31, 2009, March 1, 2010, June 1, 2010, and September 1, 2010, respectively. At March 29, 2009, the Company had one forward contract outstanding of CAD $0.30 million expiring on July 1, 2009.  In addition, the Company recorded a loss of US $0.08 million versus a gain of US $0.03 million related to foreign currency forward contracts executed during the nine periods ending December 6, 2009 and December 7, 2008, respectively in its statements of operations for the periods indicated under the selling, general and administrative expenses line.

Subsequent events

In the first quarter of fiscal year 2010, the Company adopted the provisions of the authoritative guidance for subsequent events, which require entities to disclose the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued or the date the financial statements were available to be issued. Accordingly, the Company evaluated, for potential recognition and disclosure, events that occurred prior to the filing of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 6, 2009 through January 15, 2010, the date the financial statements were issued.

NETWORK COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Recent Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (“FASB”) issued a staff position which increases the frequency of the disclosures related to the fair value of financial instruments required by public entities to a quarterly basis rather than just annually. The quarterly disclosures are intended to provide financial statement users with more timely information about the effects of current market conditions on an entity’s financial instruments that are not otherwise reported at fair value.  The staff position is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted in certain circumstances for periods ending after March 15, 2009. The Company adopted the staff position in the first quarter of fiscal year 2010 and the adoption had no impact on its financial position, results of operations, or cash flows.

In April 2008, the FASB issued a staff position which amended the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under the authoritative guidance for goodwill and other intangible assets. The new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions and is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008.  The Company adopted the staff position in the first quarter of fiscal year 2010 and the adoption had no material impact on its financial position, results of operations, or cash flows.

In December 2007, the FASB issued the authoritative guidance for noncontrolling interests in consolidated financial statements.  The guidance establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  The guidance is effective for fiscal years beginning on or after December 15, 2008 and as such, the Company adopted this standard in the first quarter of fiscal year 2010 and the adoption had no impact on its financial position, results of operations, or cash flows.

In December 2007, the FASB issued the authoritative guidance for business combinations which changed significantly the accounting for business combinations in a number of areas including the treatment of contingent consideration, contingencies, acquisition costs, IPR&D and restructuring costs. In addition, under the guidance, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income taxes.  The guidance is effective for fiscal years beginning after December 15, 2008 and, as such, the Company adopted this standard in the first quarter of fiscal year 2010. The provisions are effective for the Company for business combinations on or after March 30, 2009.

In September 2006, the FASB issued the authoritative guidance for fair value measurements which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. The guidance emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and states that a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability.  The guidance applies under other accounting pronouncements that require or permit fair value measurements.

The guidance, among other things, requires companies to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value, and specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the company’s market assumptions. The effective date is for fiscal years beginning after November 15, 2007.

The fair value measurement guidance establishes a three-tiered hierarchy to prioritize inputs used to measure fair value. Those tiers are defined as follows:

-	Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

NETWORK COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

This guidance also expands the related disclosure requirements in an effort to provide greater transparency around fair value measures.

At March 31, 2008, the Company adopted the guidance, and the adoption had no material impact on the Company’s financial position, results of operations, or cash flows.

In February 2008, the FASB amended the guidance to delay its effective date to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years, for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  The Company adopted the amendment in the first quarter of fiscal year 2010 and the adoption had no material impact on its financial position, results of operations or cash flows.

3.	Inventories

At December 6, 2009 and March 29, 2009, inventories consisted of the following:

	December 6, 2009	March 29, 2009

Distribution products and marketing aids for resale	$280,257	$274,683
Production, paper and ink	1,249,859	2,057,004
Work-in-process	432,560	518,230
Total	$1,962,676	$2,849,917

4.	Acquisitions

Generally, whenever an acquisition is completed, the Company pays a premium over the fair value of the net tangible and identified intangible assets acquired to fulfill the Company’s strategic initiatives and to ensure strategic fit with its current publications.  The majority of the Company’s transactions are asset based in which the Company acquires the publishing assets associated with the products purchased that fit its predetermined criteria as an expansion of the Company’s geographical footprint, addition to market share in certain areas or complementary services to its existing customers.  The Company evaluates each asset purchased on an individual basis for fit with its organization based on the historical performance of the asset along with the Company’s expectations for growth.  The strength of each criteria and the expected return on investment are evaluated in developing the purchase price.

Allocation of Purchase Price

The application of purchase accounting under the authoritative guidance for business combinations requires that the total purchase price be allocated to the fair value of assets acquired and liabilities assumed based on their fair values at the acquisition date.  The allocation process requires an analysis of acquired contracts, customer relationships, contractual commitments and legal contingencies to identify and record the fair value of all assets acquired and liabilities assumed.  In valuing acquired assets and assumed liabilities, fair values are based on, but not limited to: future expected cash flows; current replacement cost for similar capacity for certain fixed assets; market rate assumptions for contractual obligations; settlement plans for litigation and contingencies; and appropriate discount rates and growth rates.  Goodwill represents the excess of the purchase price over the fair value of the net assets of the acquired business.  Goodwill, which is tax deductible, resulting from the acquisitions is assigned to the Company’s one business segment.  The Company adopted the guidance in the first quarter of fiscal year 2010 and will apply the provisions on acquisitions completed in the future.

NETWORK COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

On September 30, 2009, the Company paid $0.06 million for earn-outs related to the acquisition of the publishing assets of DGP Apartment Publications of Louisiana completed on August 30, 2007.  The earn-out payment was charged to goodwill and shown under supplemental disclosure in the consolidated statements of cash flows for the nine periods ended December 6, 2009.  In addition, the Company did not complete any acquisitions in the third quarter ended December 6, 2009.

On May 1, 2009, the Company acquired the publishing assets of The Real Estate Book in the Mid-Atlantic region for which consideration did not involve cash.  The total purchase price was $0.4 million of which $0.2 million was recorded to goodwill.

On July 29, 2008, the Company paid $1.3 million for earn-outs related to the New England Home acquisition completed on March 28, 2007.  The earn-out payment was charged to goodwill and shown under supplemental disclosure in the consolidated statements of cash flows for the nine periods ended December 7, 2008.

5.	Goodwill

The total amounts of goodwill on the Company’s books at December 6, 2009 and March 29, 2009 were $188.8 million and $188.5 million, respectively.

	December 6, 2009	March 29, 2009
Gross cost of goodwill, beginning of fiscal year	$308,053,546	$306,518,991
Additions	295,161	1,534,555
Total gross cost of goodwill, end of period	308,348,707	308,053,546
Accumulated impairment losses	(119,522,033)	(119,522,033)
Balance, end of period	$188,826,674	$188,531,513

As a result of continued declines in the Company’s consolidated operating income during the first, second and third quarters of fiscal year 2009 in the Company’s only reportable segment, the publishing segment, in addition to the fair market value during that period of its outstanding debt, the Company determined that it had a triggering event under the authoritative guidance for goodwill and performed, as of December 7, 2008, an assessment of goodwill for impairment on all of the Company’s reporting units using the discounted cash flow approach. The discounted cash flow approach was the same approach used in fiscal year 2008. The discount rate was adjusted from 11.7% in the analysis performed in fiscal year 2008 to 12.5% in the third quarter of fiscal year 2009 analysis. These assumptions were based on the economic environment and credit market conditions during the fiscal year 2009. The Company’s reporting units are the Resale and New Sales unit, the Rental and Leasing unit and the Remodeling and Home Improvement unit.

Based on the results of the Company’s assessment of goodwill for impairment, it was determined that the carrying values of the Resale and New Sales unit and the Remodeling and Home Improvement unit exceeded their estimated fair value. As a result, the Company initiated step two of the analysis for the Resale and New Sales and the Remodeling and Home Improvement units. Also, the Company determined that the carrying value of the Rental and Leasing unit did not exceed its estimated fair value. As a result, no further testing was required and no impairment of goodwill was identified for the Rental and Leasing unit. As of December 7, 2008, the carrying amounts of goodwill associated with the Resale and New Sales unit, the Rental and Leasing unit and the Remodeling and Home Improvement unit were $194.6 million, $94.5 million and $18.7 million, respectively. The second step was not completed in the third quarter of fiscal year 2009 and as a result, the Company recorded an estimated noncash impairment charge based on a preliminary assessment in the amount of $85.4 million in the Company’s statements of operations for the three periods and nine periods ended December 7, 2008. The amounts of the estimated recorded impairment charges for the Resale and New Sales unit and the Remodeling and Home Improvement unit were $74.0 million and $11.4 million, respectively. Step two was completed in the fourth quarter of fiscal year 2009 and resulted in an additional $34.1 million recorded in the fourth quarter of fiscal year 2009. The impairment loss related primarily to the deteriorating global economic conditions and the downturn in the resale and new home markets. A change in the economic conditions or other circumstances influencing the estimate of future cash flows or fair value could result in future impairment charges of goodwill or intangible assets with indefinite lives.

NETWORK COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As of December 7, 2008, the Company had one intangible asset with an indefinite life. The Company determined that this asset which is a trademark was not impaired as of December 7, 2008.

The Company does not believe that a triggering event has occurred during the nine periods ended December 6, 2009.

6.	Comprehensive Loss

Comprehensive loss includes reported net loss, and foreign currency translation adjustments, net of tax. The following table shows NCI’s comprehensive loss for the three periods and nine periods ended December 6, 2009 and December 7, 2008:

	Three Periods Ended		Nine Periods Ended
(Dollars in thousands)	December 6, 2009	December 7, 2008	December 6, 2009	December 7, 2008

Net loss	$(3,844)	$(80,769)	$(10,507)	$(83,452)
Foreign currency translation adjustments, net of tax	8	(129)	88	(150)
Comprehensive loss	$(3,836)	$(80,898)	$(10,419)	$(83,602)

7.	Income Taxes

The following table sets forth the income tax benefit and effective tax rate for the three periods and nine periods ended December 6, 2009 and December 7, 2008:

	Three Periods Ended		Nine Periods Ended
(Dollars in thousands)	December 6, 2009	December 7, 2008	December 6, 2009	December 7, 2008

Income tax benefit	$(2,095)	$(8,414)	$(5,668)	$(9,698)
Effective tax rate	35.3%	9.4%	35.0%	10.4%

Income tax benefit consists of current and deferred income taxes.  The difference in effective income tax rates is due primarily to the impact of nondeductible expenses relative to the level of net loss before taxes between the two periods partially offset by the noncash goodwill impairment charge, which was recorded in the third quarter of fiscal year 2009 pursuant to the Company’s performance of step one of the goodwill assessment for impairment as a result of the continued declines in the Company’s consolidated operating income during the first three quarters of fiscal year 2009.  Also, the Company has nondeductible expenses related to meals and entertainment and certain interest expenses related to its senior subordinated debt.  The Company is subject to taxation in the United States of America (for federal and state) and Canada.

8.	Long-term Debt

At December 6, 2009 and March 29, 2009, long-term debt consisted of the following:

	December 6, 2009	March 29, 2009

10 ¾% Senior Notes, due December 1, 2013	$175,000,000	$175,000,000
New Senior Term loan facility, due November 30, 2012	68,558,172	70,717,523
New Revolving loan facility, due November 30, 2010	6,000,000	—
Senior Subordinated Note, due June 30, 2013	44,335,488	40,937,992
Total long-term debt	293,893,660	286,655,515
Less:
Unamortized discount on Senior Notes and Senior Subordinated Note	(1,365,912)	(1,611,231)
Current maturities	(6,766,359)	(2,350,941)
Long-term debt, less current maturities	$285,761,389	$282,693,343

NETWORK COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For a discussion of certain of our debt characteristics, see “Note 13. Long-term Debt” of the Notes to Consolidated Financial Statements section of the Company’s Annual Report on Form 10-K for the fiscal year ended March 29, 2009. Other than the items noted below, there have been no significant developments since March 29, 2009.

New Senior Credit Facility

On July 20, 2007, the Company entered into a new term loan facility for an aggregate principal amount of $76.6 million (“the new term loan facility”) and a senior secured revolving loan facility (the “new revolving loan facility”) for an amount up to $35.0 million (the new term loan facility together with the new revolving loan facility; the “new credit facility”). The proceeds of the new credit facility were used to repay all amounts outstanding under the Company’s prior credit facility (dated as of November 30, 2005) and fund acquisitions during the Company’s third quarter of fiscal year 2008. In connection with the new credit facility, the Company recorded $0.5 million of deferred charges during the third quarter of fiscal year 2008 for transaction fees and other related debt issuance costs.  Additionally, approximately $3.7 million of debt issuance costs associated with the extinguishment of the existing term loan facility were written off and charged to interest expense during the third quarter of fiscal year 2008.

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

On May 4, 2009, the Company amended the new revolving loan facility dated July 20, 2007 (the “amended revolving loan facility”). The amendment restated the applicable percentage as defined in the revolving credit agreement, increased the commitment fee from 0.50% to 0.75%, decreased the revolving credit commitment from $35.0 million to $15.0 million, decreased the permitted annual capital expenditures from $10.0 million to $6.0 million, and adjusted the interest coverage ratio and the senior secured coverage ratio on the revolving facility. In connection with the amendment, the Company wrote off $0.2 million for debt issuance costs associated with the prior revolving facility dated July 20, 2007 and recorded $0.2 million for debt issuance costs associated with the new amended facility in the first quarter of fiscal year 2010.

Under the new credit facility, the Company has the option to borrow funds at an interest rate equal to the London Interbank Offered Rate (“LIBOR”) plus a margin or at the lender’s base rate (which approximates the Prime rate) plus a margin. Interest rates under the new term loan facility are base rate plus a margin of 1.00% or LIBOR plus a margin of 2.00%. Interest rates under the new revolving loan facility are base rate plus a margin ranging from 2.50% to 1.75% or LIBOR plus a margin ranging from 3.50% to 2.75%. The applicable margin payable on the amended revolving loan facility is subject to adjustments based upon a leverage-based pricing grid.  The new credit facility requires the Company to meet maximum leverage ratios and minimum interest coverage ratios and includes a maximum annual capital expenditures limitation.  In addition, the new credit facility contains certain restrictive covenants which, among other things, limit our ability to incur additional indebtedness, pay dividends, incur liens, prepay subordinated debt, make loans and investments, merge or consolidate, sell assets, change our business, amend the terms of our subordinated debt and engage in certain other activities customarily restricted in such agreements.  It also contains certain customary events of defaults, subject to grace periods, as appropriate.

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

NETWORK COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The new term loan facility contains a cross default provision to other indebtedness in excess of $7.5 million whereby payment defaults or covenant defaults on such other indebtedness are, subject to certain exceptions, cure periods and grace periods as set forth in the new term loan facility agreement.

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

As of December 6, 2009, under the most restrictive covenants as defined in the new revolving loan facility, the Company was required to maintain a minimum interest coverage ratio, as defined in the amended revolving loan facility agreement, of 1.10 to 1.00.  The maximum allowable senior secured debt leverage ratio, as defined in the amended revolving loan agreement, is 3.00 to 1.00.  As of December 6, 2009, the Company was in compliance with all of the financial covenants of its amended revolving loan facility agreement.

The Company had $68.6 million outstanding under the new term loan facility with no availability to borrow at December 6, 2009.  Also, as of the fiscal quarter end, the Company had an outstanding balance of $6.0 million under the amended revolving loan facility as a result of the withdrawal of that amount during the current quarterly period, with $9.0 million available to borrow, subject to the Company maintaining compliance with the facility covenants.  The interest rate at December 6, 2009 for the amended revolving loan facility was at a rate of base plus 2.50% and/or LIBOR plus 3.50%. The effective interest rate on the balances outstanding under the new term loan facility was 2.83% at December 6, 2009.

The final repayment of any outstanding amounts under the amended revolving loan facility is due November 30, 2010, and as such, the outstanding balance of the revolving loan facility was included in the current maturities of long-term debt at December 6, 2009.  The new term loan facility commenced amortization in quarterly installments of $0.192 million beginning December 31, 2007 through September 30, 2012. The final settlement of any outstanding amounts under the new term loan facility is due November 30, 2012.

Under the new credit facility, the Company may obtain additional funding through incremental loan commitments in an amount not to exceed $75.0 million provided that the Company remains in compliance with its financial covenants on a pro forma basis. As of December 6, 2009, there were no borrowings against the incremental loan facility.

In addition to providing fixed principal payment schedules for the new credit facility, the loan agreement also includes an Excess Cash Flow Repayment Provision that requires repayment of principal based on the Company’s leverage ratio, EBITDA, working capital, debt service and tax payments. The excess cash flow amount is calculated and paid annually with the repayment of principal allocated on a pro rata basis to the new term and revolving loan facilities.  The Company is also required to pay an annual commitment fee equal to 0.75% of the unused portion of the revolving credit facility.

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

Employment Agreements

Two senior executives of the Company have employment agreements which terminate in December 2014.  Pursuant to the agreements, the executives are entitled to annual base salaries and annual bonuses based on the Company’s EBITDA for each year.  These agreements also provide for severance payments equal to two years’ base salary and benefits upon termination of employment by the Company without cause.

Other

The Company is involved in various claims and lawsuits which arise in the normal course of its business. Management does not believe that any of these actions will have a material adverse effect on the Company's financial position, results of operations, or cash flows.

10.	Related Party Transactions

In December 2004, the Company entered into a 10-year advisory agreement with CVC Management LLC (“CVC”), an affiliate of CVC Fund, now known as Court Square Capital Partners (“Court Square”), whereby the Company pays an annual advisory fee to Court Square.  The advisory fee is equal to the greater of $0.21 million or 0.016% of the prior fiscal year consolidated revenue.  On July 31, 2006, Court Square Advisor, LLC, was assigned the right to receive the fees payable by the Company pursuant to the advisory agreement between CVC Management LLC, and NCI.  Under this agreement, the Company made no payments during the nine periods ended December 6, 2009 and paid $0.05 million in the nine periods ended December 7, 2008.  The Company accrued $0.36 million and $0.21 million for management fees as of December 6, 2009 and March 29, 2009, respectively.  Court Square Advisor suspended collection of all advisory fees effective September 2008.  The Company continues to accrue the advisory fees.

In addition, during the quarterly period ended December 6, 2009, the Company made a payment of $0.1 million to Court Square, to reimburse them for payments made to a third party consulting firm on behalf of the Company for a one-time sourcing project.

The Company has retained TMG Public Relations (“TMG”) to perform public relations and marketing services on its behalf on a project-by-project basis.  TMG is owned by the spouse of Daniel McCarthy, NCI’s Chairman and Chief Executive Officer.  The Company made payments to TMG of $0.20 million and $0.15 million during the nine periods ended December 6, 2009 and December 7, 2008, respectively.  The Company accrued $0.03 million and $0.02 million for services rendered as of December 6, 2009 and March 29, 2009, respectively.  The Company expects to continue to use the services of TMG during the remainder of fiscal year 2010.

Effective July 31, 2007, the Company entered into an agreement with L&S Graphics, which is a digital printing company owned by Brandon Lee, one of the Company’s employees who performed the role of the general manager of By Design. The Company agreed to utilize L&S Graphics for all digitally printed materials related to the “By Design” products. L&S Graphics was later renamed “Digital Lizard”.  Brandon Lee was hired on a two-year employment contract with an expiration date of July 31, 2009.  As a result, effective that date, Brandon Lee is no longer an employee of the Company and Digital Lizard ceased to be a related party and L&S Graphics related party financial information for the current fiscal year is only presented for the six periods ended September 13, 2009.  Under this agreement, the Company made payments of $0.68 million during the six periods ended September 13, 2009 and $1.4 million during the nine periods ended December 7, 2008 and accrued for $0.04 million as of March 29, 2009.  Transactions with L&S Graphics subsequent to the second quarter of fiscal year 2010 are no longer considered related party transactions and are not disclosed in this report.

Effective July 31, 2007, the Company entered into an office lease agreement with MB&K, LLC which is owned by Brandon Lee, one of the Company’s employees who performed the role of the general manager of By Design.  Brandon Lee was hired on a two-year employment contract with an expiration date of July 31, 2009.  As a result, effective that date, Brandon Lee is no longer an employee of the Company and MB&K, LLC ceased to be a related party and MB&K LLC related party financial information for the current fiscal year is only presented for the six periods ended September 13, 2009.  Under this agreement, the Company made payments of $0.07 million during the six periods ended September 13, 2009 and $0.09 million during the nine periods ended December 7, 2008, and recorded no accruals as of March 29, 2009, as the Company had met all its financial obligations under this agreement.  Transactions with MB&K, LLC subsequent to the second quarter of fiscal year 2010 are no longer considered related party transactions and are not disclosed in this report.

NETWORK COMMUNICATIONS, INC. AND SUBSIDIARIES
PART I –FINANCIAL INFORMATION

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

Overview of Operations

We are a Georgia corporation that was formed in 1980.  The following discussion and analysis is based upon our unaudited interim condensed consolidated financial statements and our review of our business and operations.  Furthermore, we believe the discussion and analysis of our financial condition, results of operations, and cash flows as set forth below are not indicative nor should they be relied upon as an indicator of our future performance.  The following discussion includes a comparison of our results of operations for the three periods ended December 6, 2009 to the three periods ended December 7, 2008 and the nine periods ended December 6, 2009 to the nine periods ended December 7, 2008.

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

As of December 6, 2009, we had 803 employees, 387 of which were located at our corporate headquarters and production facility in Lawrenceville, Georgia, a suburb of Atlanta.

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

•
Sales volume of existing homes and months of supply of unsold homes – Indicators for the resale home market continued to show a positive trend line in the September 2009 to November 2009 timeframe.  Existing home sales experienced monthly sequential gains in September, October and November 2009.  The annualized rate of sales in November 2009 was 6.5 million units which was up 44% from November 2008.  The median home price in November 2009 was $172,600, a decrease of 4.3% from the prior year.  The November home price was also down from the August 2009 median home price of $177,300.  Home sales continued to skew toward the lower priced segment of the market, assisted by a surge of first-time home buyers taking advantage of the government sponsored tax credit prior to its original November 30 deadline.  First-time buyers accounted for more than 50% of November home transactions.  Distressed properties, defined as either short sales or foreclosed sales, remained a factor as they made up 33% of sales in November.  The total inventory of unsold existing homes in November 2009 stood at 3.6 million units or 6.5 months of inventory based on the current sales pace.  This compares favorably to November 2008 when the number of unsold homes was 4.2 million or 11.0 months of inventory.  New home sales showed weakness during the September to November timeframe.  November new home sales were 355,000, a decline of 11.3% and 13.2% compared to October 2009 and November 2008, respectively.  Total inventory of new homes in November was 235,000, which represented a 7.9 month supply at the current sales pace.

•
The Market Tightness Index – The National Multi Housing Council’s (“NMHC”) market tightness index in October 2009 was 31, an improvement compared to the August 2009 reading of 20.  A reading below 50 indicates that markets are experiencing lower occupancy rates and lower rental rates.  The national vacancy rates in the third quarter of 2009 for investment-grade apartments was 7.9%, a slight improvement to the 8.1% rating in the second quarter of 2009 but still up from 6.2% in the prior year.  Same store rents for professionally managed apartments declined by 4.6%, surpassing last quarter’s record decline of 3.4%.  Multifamily construction continued to fall with permits and starts down compared to prior year by 65.6% and 67.0%, respectively.  The permits and starts statistics in the third quarter were the lowest on record.  Apartment transaction volume in the 2009 third quarter of $3.6 billion was up 12.1% from the second quarter but still down 64.2% compared to the third quarter of 2008.  The average price for properties sold in the third quarter of 2009 was $78,709 per unit, down 9.7% from the second quarter of 2009 and 30.5% from the prior year.  Multifamily housing trends have historically been correlated to the employment market and job growth.  The increase in vacancy rates and the drop in rents are being driven by the high rate of unemployment.

•
The Remodeling Market Index (“RMI”) - The RMI rose to 39.8 in the third quarter of 2009 from a 38.1 reading in the second quarter of 2009.  This signaled the third straight quarter of improvement in the index, however the index needs to register a reading of over 50 to signal that the majority of remodelers view market conditions as improving.  Overall market conditions remain weak, however remodelers did report that conditions in their markets are stabilizing.  Mortgage interest rates during the third quarter of 2009 remained at favorable levels, however the main challenges as they relate to home remodeling business levels continue to be the availability of credit and the shrinking amount of home equity resulting from lower home prices.

Fair Value of Financial Instruments

The fair values of our financial assets and liabilities at December 6, 2009 and March 29, 2009, equal the carrying values reported on the consolidated balance sheets except for the new senior secured term loan facility entered into on July 20, 2007 (the “new term loan facility”), the10 ¾% senior notes (“senior notes”) and the senior subordinated note. The fair values of the new term loan facility and senior notes are based on quoted market values. The fair value of the new term loan facility was $45.9 million and $42.4 million as compared to the carrying values of $68.6 million and $70.7 million as of December 6, 2009 and March 29, 2009, respectively. The fair value of the senior notes was $70.2 million and $24.7 million as compared to the carrying amounts of $175.0 million and $175.0 million as of December 6, 2009 and March 29, 2009, respectively.  The senior subordinated note does not trade in a market so the fair value is based on appropriate valuation methodologies including option model and liquidation analyses.  The fair value of the senior subordinated note was $6.0 million and $6.0 million as compared to the carrying amounts of $44.3 million and $40.9 million as of December 6, 2009 and March 29, 2009, respectively.

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

Depreciation and Amortization

Depreciation costs of computer, equipment and software relate primarily to the depreciation of our computer hardware and software developed for internal use or purchased, as well as property, plant and equipment.  The depreciation and amortization of equipment and software associated with production is shown separately from our cost of sales in our statements of operations.  The amounts of depreciation and amortization expense related to production equipment and software for the nine periods ended December 6, 2009 and December 7, 2008 were $4.1 million and $3.6 million, respectively.  Depreciation and amortization expense related to nonproduction equipment and software is shown separately from the selling, general and administrative expenses in our statements of operations.  The amounts of depreciation and amortization expense related to nonproduction equipment and software for the nine periods ended December 6, 2009 and December 7, 2008 were $1.4 million and $1.3 million, respectively.  Depreciation for computer, equipment and software as well as property, plant and equipment is calculated on a straight-line basis over the expected useful life of the related asset class.  Leasehold improvements and leased assets are amortized over the shorter of their estimated useful lives or lease terms.

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

Income Taxes

The following table sets forth the income tax benefit and effective tax rate for the three periods and nine periods ended December 6, 2009 and December 7, 2008:

	Three Periods Ended		Nine Periods Ended
(Dollars in thousands)	December 6, 2009	December 7, 2008	December 6, 2009	December 7, 2008

Income tax benefit	$(2,095)	$(8,414)	$(5,668)	$(9,698)
Effective tax rate	35.3%	9.4%	35.0%	10.4%

Income tax benefit consists of current and deferred income taxes.  The difference in effective income tax rates is due primarily to the impact of nondeductible expenses relative to the level of net loss before taxes between the two periods partially offset by the noncash goodwill impairment charge which was recorded in the third quarter of fiscal year 2009 pursuant to the performance of step one of the goodwill assessment for impairment as a result of the continued declines in our consolidated operating income during the first three quarters of fiscal year 2009. Also we have nondeductible expenses related to meals and entertainment and certain interest expenses related to our senior subordinated debt.  We are subject to taxation in the United States of America (for federal and state) and Canada.

Results of Operations

The following table sets forth a summary of our operations and percentages of total consolidated revenue and operating income for the three periods and nine periods ended December 6, 2009 and December 7, 2008.  Our three revenue areas are:  (i) resale and new sales; (ii) rental and leasing; and (iii) remodeling and home improvement.  The resale and new sales area includes The Real Estate Book (“TREB”), New Home Finder, Unique Homes, and Home by Design.  Our rental and leasing area includes Apartment Finder, Mature Living Choices, and Black’s Guide.  Our remodeling and home improvement area includes all of our home and design and home improvement publications.

	Three Periods Ended				Nine Periods Ended
	December 6, 2009		December 7, 2008		December 6, 2009		December 7, 2008
(Dollars in thousands)	Amount	%	Amount	%	Amount	%	Amount	%

Resale and new sales	$11,680	34.6%	$18,474	42.5%	$36,134	34.4%	$60,862	43.9%
Rental and leasing	19,070	56.5%	19,528	44.9%	57,506	54.7%	58,478	42.2%
Remodeling and home improvement	2,988	8.9%	5,474	12.6%	11,519	10.9%	19,333	13.9%
Total revenue	33,738	100.0%	43,476	100.0%	105,159	100.0%	138,673	100.0%

Costs and expenses:
Cost of sales (including production depreciation and software amortization)	24,138	71.6%	31,469	72.4%	75,126	71.4%	98,052	70.7%
Selling, general and administrative (including nonproduction depreciation and software amortization)	5,606	16.6%	5,125	11.8%	15,974	15.2%	16,462	11.9%
Amortization of intangibles	3,479	10.3%	3,984	9.2%	10,538	10.0%	12,012	8.7%
Impairment loss	—	—%	85,352	196.3%	—	—%	85,352	61.5%
Income (loss) from operations	$515	1.5%	$(82,454)	(189.7)%	$3,521	3.4%	$(73,205)	(52.8)%

Three Periods Ended December 6, 2009 Compared to Three Periods Ended December 7, 2008

Revenue.  For the three periods ended December 6, 2009, total consolidated revenue was $33.7 million compared to $43.5 million for the three periods ended December 7, 2008.  This was a decrease of $9.8 million or 22.5%.  Our resale and new sales area declined by $6.8 million or 36.8% from $18.5 million in the three periods ended December 7, 2008 to $11.7 million in the three periods ended December 6, 2009. Our rental and leasing showed a year-over-year revenue decline of $0.4 million or 2.1% from $19.5 million in the three periods ended December 7, 2008 to $19.1 million in the three periods ended December 6, 2009.  Our remodeling and home improvement area decreased by $2.5 million or 45.5% from $5.5 million in the three periods ended December 7, 2008 to $3.0 million in the three periods ended December 6, 2009.  The revenue declines in the resale and new sales area and the remodeling and home improvement areas were due to the weak economic conditions in the real estate market. The revenue decline in the rental and leasing area was mainly attributable to the decline in the ad page volume for Black’s Guide and Mature Living Choices as a result of the slowdowns in the commercial real estate and new home markets, respectively.

TREB posted revenue of $8.0 million in the third quarter of fiscal year 2010 compared to $11.9 million during the same period in fiscal year 2009 which was a decrease of $3.9 million, or 32.8%.  The TREB ID sales channel had revenue of $5.5 million in the third quarter of fiscal year 2010 compared to $8.3 million during the same period of fiscal year 2009, a decrease of $2.8 million or 33.7%.  The decline was related to continued softness in the real estate market and some market consolidations.  The TREB Direct sales channel had a revenue decrease of $1.1 million or 30.6% from $3.6 million in the third quarter of fiscal year 2009 to $2.5 million during the same period of fiscal year 2010.  Unique Homes had revenue of $0.9 million in the third quarter of fiscal year 2010 compared to $1.4 million in the same period of fiscal year 2009, a decrease of $0.5 million or 35.7%  The decrease correlates with the decline in the turnover of luxury home sales.

Apartment Finder revenue for the three periods ended December 6, 2009 was $18.5 million flat compared to the three periods ended December 7, 2008.  Despite the challenges in the multi-family industry, we have been able to maintain our customer counts of our Apartment Finder brand.  Black’s Guide revenue decreased by $0.4 million or 57.1% from $0.7 million in the third quarter of fiscal year 2009 to $0.3 million during the same period of fiscal year 2010 due to the contraction in the commercial real estate market.

Our remodeling and home improvement area produced revenue of $3.0 million in the three periods ended December 6, 2009 compared to $5.5 million during the three periods ended December 7, 2008, a decrease of $2.5 million or 45.5%.  The decrease was the result of advertisers reducing their marketing expenditures in response to the continued weak conditions in the job market, falling home prices and reduced availability of consumer credit.  Our publications in this area include: Kansas City Homes & Gardens, At Home in Arkansas, New England Home, Relocating in St. Louis, regional Home Improvement magazines, and the Homes & Lifestyles magazines.

Cost of sales.  Cost of sales for the three periods ended December 6, 2009 was $22.7 million, a decrease of $7.6 million, or 25.1%, from $30.3 million during the three periods ended December 7, 2008.  The expense of labor and related expenses, which is our largest cost component, was $10.2 million in the three periods ended December 6, 2009 compared to $12.8 million during the three periods ended December 7, 2008, a decrease of $2.6 million, or 20.3%.  The decrease reflects a reduction in headcount.  Total commission and bonus expense decreased by $0.5 million or 20.0% from $2.5 million in the third quarter of fiscal year 2009 to $2.0 million during the same period of fiscal year 2010 due to our revenue decline.  Paper expense decreased by $1.3 million or 34.2%, from $3.8 million in the three periods ended December 7, 2008 to $2.5 million in the three periods ended December 6, 2009.  The decrease was related to lower ad page volume and more favorable paper prices.  Our outsource production expense for the current quarter was $1.2 million, a decrease of $0.7 million or 36.8% from the third quarter of fiscal year 2009 expense of $1.9 million.  The decrease in outsource production expense was attributable to bringing outsourced books back in-house and the decrease in our revenue.  Distribution expense decreased in the current fiscal quarter by approximately $0.8 million or 33.3% compared to the same period in the prior year primarily due to reduced spend with third party distribution companies and re-negotiated rates on our retail distribution contracts.  The expense of our E-business and online operations decreased by $0.5 million or 35.7% from $1.4 million in the third quarter of fiscal year 2009 to $0.9 million in the current quarter.  We were able to achieve savings by restructuring our operations while continuing to invest in online distribution.

Production depreciation and software amortization expense.  Production depreciation and software amortization expense in the three periods ended December 6, 2009 and December 7, 2008 was $1.5 million and $1.2 million, respectively, which was an increase of $0.3 million or 25.0%.  The increase was the result of equipment and software purchased during the prior four fiscal quarters partially offset by software assets being fully depreciated during the same period.

Gross Profit. Our gross profit decreased by $2.4 million or 20.0% from $12.0 million in the third quarter of fiscal year 2009 to $9.6 million in the third quarter of fiscal year 2010. The decrease was mainly related to the decline in revenues of $9.8 million in the current quarter compared to the same period of the prior year partially offset by a decrease in the cost of sales of $7.6 million in addition to the increase of production depreciation and software amortization expense of $0.3 million. The gross profit percentage for the current quarter was 28.5% compared to 27.6% in the same period of the prior year. The increase was mainly attributable to the continued monitoring programs of our costs and expenses.

Selling, general and administrative expenses (“SG&A”).  SG&A expenses for the three periods ended December 6, 2009 were $5.1 million, which was an increase of $0.4 million or 8.5% compared to $4.7 million in the three periods ended December 7, 2008.  Labor and related expenses in the three periods ended December 6, 2009 were $2.4 million, an increase of $0.1 million, or 4.3%, from $2.3 million during the same period in fiscal year 2009.

Nonproduction depreciation and software amortization expense.  Nonproduction depreciation and software amortization expense increased by $0.1 million or 25.0% from $0.4 million in the third quarter of fiscal year 2009 to $0.5 million in the same period of fiscal year 2010.  The increase was the result of equipment and software purchased during the prior four fiscal quarters partially offset by software assets being fully depreciated during the same period.

Amortization of intangibles.  Amortization expense was $3.5 million in the three periods ended December 6, 2009, compared to $4.0 million for the three periods ended December 7, 2008, a decrease of $0.5 million or 12.5%.  The decrease was related to intangible assets being fully depreciated during the prior four fiscal quarters.

Impairment loss. As of December 7, 2008, we performed an assessment of goodwill for impairment under the authoritative guidance for goodwill. We completed step one of the analysis which resulted in a potential impairment of goodwill for the Resale and New Sales unit and the Remodeling and Home Improvement unit. Therefore, we recorded a noncash estimated impairment loss in the amount of $85.4 million in the three periods ended December 7, 2008. Step two was completed in the fourth quarter of fiscal year 2009 and resulted in an additional $34.1 million recorded in the fourth quarter of fiscal year 2009.

Net interest expense.  Net interest expense for the three periods ended December 6, 2009 was $6.5 million compared to the net interest expense of $6.8 million during the three periods ended December 7, 2008.  The decrease of $0.3 million or 4.4% was related to lower interest rates on our new senior term loan facility in addition to a lower senior term loan balance partially offset by the write off of deferred financing fees in connection with the amendment of May 4, 2009 of the new revolving loan agreement, and a higher balance on our senior subordinated note.

Net loss.  Due to the factors described above, we reported a net loss of $3.8 million during the three periods ended December 6, 2009, compared to a net loss of $80.8 million during the three periods ended December 7, 2008. The significant change in our operating results for the quarter of the prior fiscal year compared to the current quarter was related to the noncash estimated impairment loss of $85.4 million that was recorded in the third quarter of fiscal year 2009, pursuant to our conducting step one of the analysis of goodwill for impairment as of December 7, 2008.

Nine Periods Ended December 6, 2009 Compared to Nine Periods Ended December 7, 2008

Revenue.  For the nine periods ended December 6, 2009, total consolidated revenue was $105.2 million compared to $138.7 million for the nine periods ended December 7, 2008.  This was a decrease of $33.5 million or 24.2%. Our resale and new sales area declined by $24.8 million or 40.7% from $60.9 million in the nine periods ended December 7, 2008 to $36.1 million in the nine periods ended December 6, 2009. Our rental and leasing area showed a year-over-year revenue decrease of $1.0 million or 1.7% from $58.5 million in the nine periods ended December 7, 2008 to $57.5 million in the nine periods ended December 6, 2009.  Our remodeling and home improvement area decreased by $7.8 million or 40.4% from $19.3 million in the nine periods ended December 7, 2008 to $11.5 million in the nine periods ended December 6, 2009.  The revenue declines in the resale and new sales area and the remodeling and home improvement areas were due to the weak economic conditions in the real estate market. The decline in revenue in the rental and leasing area was mainly attributable to the decline in the ad page volume for Black’s Guide and Mature Living Choices as a result of the slowdowns in the commercial real estate and new home markets, respectively.

TREB posted revenue of $26.1 million in the nine periods ended December 6, 2009 compared to $42.4 million during the nine periods ended December 7, 2008 which was a decrease of $16.3 million or 38.4%.  The decline was attributable to the slowdown in the real estate market.  The TREB ID sales channel had revenue of $17.9 million in the nine periods ended December 6, 2009 compared to $29.2 million during the nine periods ended December 7, 2008, a decrease of $11.3 million or 38.7%.  The decline was related to continued softness in the real estate market and some market consolidations.  The TREB Direct sales channel had a revenue decrease of $5.1 million or 38.6% from $13.2 million in the nine periods ended December 7, 2008 to $8.1 million during the nine periods ended December 6, 2009.  Unique Homes had revenue of $3.0 million in the nine periods ended December 6, 2009 compared to $4.2 million in the nine periods ended December 7, 2008, a decrease of $1.2 million or 28.6%.  The decrease correlates with the decline in the turnover of luxury home sales.

Apartment Finder revenue for the nine periods ended December 6, 2009 was $55.6 million compared to $55.1 million during the nine periods ended December 7, 2008, an increase of $0.5 million or 0.9%.  Despite the challenges in the multifamily industry, we have been able to maintain our customer counts of our Apartment Finder brand.  Black’s Guide revenue decreased by $1.0 million or 45.5% from $2.2 million in the nine periods ended December 7, 2008 to $1.2 million during the nine periods ended December 6, 2009 due to the contraction in the commercial real estate market.

Our remodeling and home improvement area produced revenue of $11.5 million in the nine periods ended December 6, 2009 compared to $19.3 million during the nine periods ended December 7, 2008, a decrease of $7.8 million or 40.4%.  The decrease was the result of advertisers reducing their marketing expenditures in response to the continued weak conditions in the job market, falling home prices and reduced availability of consumer credit.  Our publications in this area include: Kansas City Homes & Gardens, At Home in Arkansas, New England Home, Relocating in St. Louis, regional Home Improvement magazines, and the Homes & Lifestyles magazines.

Cost of sales.  Cost of sales for the nine periods ended December 6, 2009 was $71.1 million, a decrease of $23.4 million, or 24.8%, from $94.5 million during the nine periods ended December 7, 2008.  The expense of labor and related expenses, which is our largest cost component, was $31.2 million in the nine periods ended December 6, 2009 compared to $40.4 million during the nine periods ended December 7, 2008, a decrease of $9.2 million, or 22.8%.  The decrease reflects a reduction in headcount.  Total commission and bonus expense decreased by $1.9 million or 23.8% from $8.0 million in the nine periods ended December 7, 2008 to $6.1 million during the nine periods ended December 6, 2009 due to our revenue decline.  Paper expense decreased by $3.6 million or 29.8%, from $12.1 million in the nine periods ended December 7, 2008 to $8.5 million in the nine periods ended December 6, 2009.  The decrease was related to lower ad page volumes and more favorable paper prices.  Our outsource production expense for the nine periods ended December 6, 2009 was $3.9 million, a decrease of $1.9 million or 32.8% from the nine periods ended December 7, 2008 expense of $5.8 million as a result of bringing outsourced books back in-house and lower page volume.  Distribution expense decreased in the nine periods ended December 6, 2009 by approximately $2.6 million or 32.9% compared to the same period in the prior year as we reduced our spend with third party distribution companies and re-negotiated rates on our retail distribution contracts.  The expense of our E-business and online operations decreased by $1.9 million or 39.6% from $4.8 million in the nine periods ended December 7, 2008 to $2.9 million in the nine periods ended December 6, 2009.  We achieved savings by restructuring operations while increasing our online distribution investment.

Production depreciation and software amortization expense.  Production depreciation and software amortization expense in the nine periods ended December 6, 2009 was $4.1 million.  This was an increase of $0.5 million, or 13.9%, compared to $3.6 million for the nine periods ended December 7, 2008.  The increase was the result of equipment and software purchased during the prior four fiscal quarters partially offset by software assets being fully depreciated during the same period.

Gross Profit. Our gross profit decreased by $10.6 million or 26.1% from $40.6 million in the nine periods ended December 7, 2008 to $30.0 million in the nine periods ended December 6, 2009.  The decrease was mainly related to the decline in revenues of $33.5 million in the nine periods ended December 6, 2009 compared to the same period of the prior year partially offset by a decrease in the cost of sales of $23.4 million in addition to the increase of production depreciation and software amortization expense of $0.5 million. The gross profit percentage for the nine periods ended December 6, 2009 was 28.6% compared to 29.3% in the same period of the prior year. The decrease was mainly attributable to lower revenues and the fact that some of our cost of sales expenses are fixed.

    Selling, general and administrative expenses.  SG&A expenses for the nine periods ended December 6, 2009 were $14.6 million compared to $15.2 million for the nine periods ended December 7, 2008, which was a decrease of $0.6 million or 3.9%.  Labor and related expenses in the nine periods ended December 6, 2009 was $7.4 million, a decrease of $0.3 million, or 3.9%, from $7.7 million during the same period in fiscal year 2009.  The decrease reflects a reduction in headcount.

Nonproduction depreciation and software amortization expense.  Nonproduction depreciation and software amortization expense increased by $0.1 million or 7.7% from $1.3 million in the nine periods ended December 7, 2008 to $1.4 million in the nine periods ended December 6, 2009.  The increase was the result of equipment and software purchased during the prior four fiscal quarters partially offset by software assets being fully depreciated during the same period.

Amortization of intangibles.  Amortization expense was $10.5 million in the nine periods ended December 6, 2009, compared to $12.0 million for the nine periods ended December 7, 2008, a decrease of $1.5 million or 12.5%.  The decrease in amortization expense was related to intangible assets being fully depreciated during the prior four fiscal quarters.

Impairment loss. As of December 7, 2008, we performed an assessment of goodwill for impairment under the authoritative guidance for goodwill. We completed step one of the analysis which resulted in a potential impairment of goodwill for the Resale and New Sales unit and the Remodeling and Home Improvement unit. Therefore, we recorded a noncash estimated impairment loss in the amount of $85.4 million in the third quarter ended December 7, 2008. Step two was completed in the fourth quarter of fiscal year 2009 and resulted in an additional $34.1 million recorded in the fourth quarter of fiscal year 2009.

Net interest expense.  Net interest expense for the nine periods ended December 6, 2009 was $19.7 million,  compared to $20.0 million in the nine periods ended December 7, 2008.  The decrease of $0.3 million or 1.5% reflected a lower debt balance and lower interest rates on our new senior term loan facility partially offset by the write off of deferred financing costs in connection with the amendment of May 4, 2009 of the new revolving agreement and a higher balance on our senior subordinated note.

Net loss.  Due to the factors set forth above, we reported a net loss of $10.5 million during the nine periods ended December 6, 2009, compared to a net loss of $83.5 million during the nine periods ended December 7, 2008.  The significant change in our operating results for the nine periods ended December 7, 2008 compared to the same period in the current fiscal year was related to the noncash estimated impairment loss of $85.4 million that was recorded in the third quarter of fiscal year 2009, pursuant to our conducting step one of the analysis of goodwill for impairment as of December 7, 2008.

Liquidity and Capital Resources

Historically, our primary source of liquidity has been cash flow from operations.  We also have the ability to incur indebtedness under our new revolving loan facility. At December 6, 2009, our cash on hand was $3.0 million compared to $2.6 million and $3.4 million at March 29, 2009 and December 7, 2008, respectively.

The following table summarizes our net increase (decrease) in cash and cash equivalents as of December 6, 2009 and December 7, 2008:

	Nine Periods Ended
	December 6, 2009	December 7, 2008
(Dollars in thousands)

Net cash provided by operating activities	$1,044	$4,122
Net cash used in investing activities	(3,995)	(5,594)
Net cash provided by (used in) financing activities	3,410	(1,860)
Net increase (decrease) in cash	459	(3,332)
Cash at beginning of fiscal year	2,585	6,716
Cash at end of period	$3,044	$3,384

Our net cash provided by operating activities in the nine periods ended December 6, 2009 was $1.0 million compared to $4.1 million in the nine periods ended December 7, 2008, a decrease of $3.1 million. The decrease was due to the decline in our operating income.

During the nine periods ended December 6, 2009, net cash used in investing activities was $4.0 million, mainly spent on the purchase of property, equipment and software.  During the nine periods ended December 7, 2008, net cash used in investing activities was $5.6 million consisting of $4.3 million for the purchase of property, equipment and software, and $1.3 million for earn-out payments related to acquisitions completed in fiscal year 2008.

For the nine periods ended December 6, 2009, the net cash provided by financing activities was $3.4 million versus a use of $1.9 million for the nine periods ended December 7, 2008.  The cash provided in the nine periods ended December 6, 2009 was a result of the $6.0 million drawn on our new revolving loan facility in the third quarter of fiscal year 2010 partially offset by a payment of $1.6 million related to the excess cash flow payment made on our new term loan facility in the second quarter of fiscal year 2010, scheduled installments on our new term loan facility and payments for capital leases and debt issuance costs.  The cash used in the nine periods ended December 7, 2008 was mainly related to the excess cash flow payment of $5.0 million made on our new term loan facility in the second quarter of fiscal year 2009, partially offset by $4.0 million drawn on the new revolving loan facility in addition to the scheduled installments on our new term loan facility and payments for capital leases.

Senior Notes and Credit Agreement

We intend to fund ongoing operations through cash generated by operations and borrowings under our revolving loan facility.  On November 30, 2005, we refinanced our capital structure. The objective of the refinancing was to provide us with a long-term capital structure that was consistent with our strategy and to preserve acquisition flexibility. The refinancing was completed through an offering of $175.0 million of Senior Notes and a senior secured credit facility.

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

New senior credit facility. On July 20, 2007, we entered into a senior secured term loan facility (the “new term loan facility”) for an aggregate principal amount of $76.6 million and a senior secured revolving loan facility (the “new revolving loan facility”) for an amount up to $35.0 million (the new term loan facility together with the new revolving loan facility, the “new credit facility”). The proceeds of the new credit facility were used to repay all amounts outstanding under the existing credit facility (dated as of November 30, 2005) and fund acquisitions completed during the third quarter of fiscal year 2008.  In connection with the new credit facility, the Company recorded $0.5 million of deferred charges during the third quarter of fiscal year 2008 for transaction fees and other related debt issuance costs.  Additionally, approximately $3.7 million of debt issuance costs associated with the extinguishment of the existing term loan facility were written off and charged to interest expense during the third quarter of fiscal year 2008.

On June 10, 2008, we entered into an amendment of the new revolving loan facility.  The amendment adjusted the interest coverage ratios over the term of the new revolving loan facility.

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

On May 4, 2009, we amended the new revolving loan facility dated July 20, 2007 (“the amended revolving loan facility”). The amendment restated the applicable percentage as defined in the revolving credit agreement, increased the commitment fee from 0.50% to 0.75%, decreased the revolving credit commitment from $35.0 million to $15.0 million, decreased the permitted annual capital expenditures from $10.0 million to $6.0 million, and adjusted the interest coverage ratio and the senior secured coverage ratio on the revolving facility. In connection with the amendment, we wrote off $0.2 million for debt issuance costs associated with the prior revolving facility dated July 20, 2007 and recorded $0.2 million for debt issuance costs associated with the new amended facility in the first quarter for fiscal year 2010.

Our new term loan facility matures in November 2012.  Additionally, we have the ability to obtain up to $75.0 million under our incremental term loan subject to compliance with our affirmative and negative covenants.  Borrowings are also available under our amended revolving loan facility maturing in November 2010.

Borrowings under our new credit facility bear interest, at our option, at either adjusted LIBOR plus an applicable margin or the alternate base rate plus an applicable margin.  The applicable margin with respect to borrowings under our amended revolving loan facility is subject to adjustments based upon a leverage-based pricing grid.  Our amended revolving credit facility requires us to meet maximum leverage ratios and minimum interest coverage ratios and includes a maximum annual capital expenditures limitation.  In addition, the amended revolving credit facility contains certain restrictive covenants which, among other things, limit our ability to incur additional indebtedness, pay dividends, incur liens, prepay subordinated debt, make loans and investments, merge or consolidate, sell assets, change our business, amend the terms of our subordinated debt and engage in certain other activities customarily restricted in such agreements.  It also contains certain customary events of defaults, subject to grace periods, as appropriate.  As of December 6, 2009, we were in compliance with all debt covenant requirements. In addition to providing fixed principal payment schedules for the new credit facility, the loan agreement also includes an Excess Cash Flow Repayment provision that requires repayment of principal based on the Company’s leverage ratio, EBITDA, working capital, debt service and tax payments. The Excess Cash Flow amount is calculated and paid annually with the repayment of principal allocated on a pro rata basis to the term and revolving loans. Based on the Company’s financial results for the fiscal year ended March 29, 2009, we made a payment of $1.6 million on June 29, 2009 under the Excess Cash Flow Repayment Provision of the new credit facility. Accordingly, the liability was included in the current maturities on long-term debt as of March 29, 2009. We are also required to pay an annual commitment fee equal to 0.75% of the unused portion of the new revolving loan facility.

Our ability to make scheduled payments of principal, or to pay the interest or additional interest, if any, on, or to refinance our indebtedness, or to fund planned capital expenditures will depend on our future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.  Based upon the current level of operations, we believe that cash flow from operations and available cash, together with borrowings available under our new credit facility, will be adequate to meet our future liquidity needs through November 29, 2010.  In addition, based on our current forecast assumptions, we expect to be able to satisfy our debt covenants through November 29, 2010.  Our assumptions with respect to future costs may not be correct, and funds available to us from the sources discussed above may not be sufficient to enable us to service our indebtedness, including the senior notes, or cover any shortfall in funding for any unanticipated expenses.  We may not be able to renew or refinance our new revolving loan facility before it matures on November 30, 2010.  In addition, to the extent we make future acquisitions, we may require new sources of funding including additional debt, equity financing or some combination thereof.  We may not be able to secure additional sources of funding on favorable terms.

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

Principles of Consolidation and Fiscal Year End

We and our consolidated entities report on a 52-53 week accounting year.  The condensed consolidated financial statements included elsewhere in this report include our consolidated financial statements for the three periods and nine periods ended December 6, 2009 and December 7, 2008, respectively and the fiscal year ended March 29, 2009.  All significant intercompany balances and transactions have been eliminated in consolidation.

Revenue Recognition and Unearned Revenue

Our principal revenue earning activity of the Company is related to the sale of online and print advertising.  Revenue recognition for print and online products are consistently applied within Company-managed (Direct) and ID-managed distribution territories as described below.  These revenue arrangements are typically sold as a bundled product to customers and include a print ad in a publication as well as online advertisement.  We bill the customer a single negotiated price for both elements.  In accordance with the authoritative guidance for accounting for revenue arrangements with multiple deliverables, the Company separates its deliverables into units of accounting and allocates consideration to each unit based on relative fair values.  The Company recognizes revenue for each unit of accounting in accordance with SEC Staff Accounting Bulletin Number 104, “Revenue Recognition”.

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

Customer Deposits
We receive cash deposits from customers for certain publications prior to printing and/or upload of online advertising.  These deposits are recorded as a liability and reflected accordingly in the condensed consolidated financial statements.

Goodwill
As a result of continued declines in our consolidated operating income during the first, second and third quarters of fiscal year 2009 in our only reportable segment, the publishing segment, in addition to the fair market value during that period of our outstanding debt, we determined that we had a triggering event under the authoritative guidance for goodwill and performed, as of December 7, 2008, an assessment of goodwill for impairment on all of the our reporting units using the discounted cash flow approach. The discounted cash flow approach was the same approach used in fiscal year 2008. The discount rate was adjusted from 11.7% in the analysis performed in fiscal year 2008 to 12.5% in the third quarter of fiscal year 2009 analysis. These assumptions were based on the economic environment and credit market conditions during the fiscal year 2009. Our reporting units are the Resale and New Sales unit, the Rental and Leasing unit and the Remodeling and Home Improvement unit.

Based on the results of our assessment of goodwill for impairment, we determined that the carrying values of the Resale and New Sales unit and the Remodeling and Home Improvement unit exceeded their estimated fair value. As a result, we initiated step two of the analysis for the Resale and New Sales and the Remodeling and Home Improvement units. Also, we determined that the carrying value of the Rental and Leasing unit did not exceed its estimated fair value. As a result, no further testing was required and no impairment of goodwill was identified for the Rental and Leasing unit. As of December 7, 2008, the carrying amounts of goodwill associated with the Resale and New Sales unit, the Rental and Leasing unit and the Remodeling and Home Improvement unit were $194.6 million, $94.5 million and $18.7 million, respectively. The second step was not completed in the third quarter of fiscal year 2009 and as a result, we recorded an estimated noncash impairment charge based on a preliminary assessment in the amount of $85.4 million in our statements of operations for the three periods and nine periods ended December 7, 2008. The amounts of the estimated recorded impairment charges for the Resale and New Sales unit and the Remodeling and Home Improvement unit were $74.0 million and $11.4 million, respectively. Step two was completed in the fourth quarter of fiscal year 2009 and resulted in an additional $34.1 million recorded in the fourth quarter of fiscal year 2009. The impairment loss related primarily to the deteriorating global economic conditions and the downturn in the resale and new home markets. A change in the economic conditions or other circumstances influencing the estimate of future cash flows or fair value could result in future impairment charges of goodwill or intangible assets with indefinite lives.

As of December 7, 2008, we had one intangible asset with an indefinite life. We determined that this asset which is a trademark was not impaired as of December 7, 2008.

In addition, we did not recognize any impairment loss during the nine periods ended December 6, 2009.

Impairment of Long-Lived Assets
We assess the recoverability of long-lived assets in accordance with the authoritative guidance for accounting for the impairment or disposal of long-lived assets, whenever adverse events or changes in circumstances indicate that impairment may have occurred. If the future, undiscounted cash flows expected to result from the use of the related assets are less than the carrying value of such assets, an impairment has been incurred and a loss is recognized to reduce the carrying value of the long-lived assets to fair value, which is determined by discounting estimated future cash flows.  We did not recognize any impairment loss related to long-lived assets in any of the periods presented in this report.

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

Recent Accounting Pronouncements

In May 2009, The Financial Accounting Standards Board (“FASB”) issued the authoritative guidance for subsequent events.  This guidance establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and whether that evaluation date is the date of issuance or the date the financial statements were available to be issued. This guidance is effective for interim and annual periods ending after June 15, 2009 and as such, we adopted this standard in the first quarter of fiscal year 2010 and the adoption had no impact on our financial position, results of operations or cash flows.

In April 2009, the FASB issued a staff position which increases the frequency of the disclosures related to the fair value of financial instruments required by public entities to a quarterly basis rather than just annually. The quarterly disclosures are intended to provide financial statement users with more timely information about the effects of current market conditions on an entity’s financial instruments that are not otherwise reported at fair value. The staff position is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted in certain circumstances for periods ending after March 15, 2009. We adopted the staff position in the first quarter of fiscal year 2010 and the adoption had no impact on our financial position, results of operations, or cash flows.

In April 2008, the FASB issued a staff position which amended the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under the authoritative guidance for goodwill and other intangible assets.  The new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions and is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008.  We adopted the staff position in the first quarter of fiscal year 2010 and the adoption had no material impact on our financial position, results of operations, or cashflows.

In March 2008, the FASB issued the authoritative guidance for the disclosures about derivative Instruments and hedging activities, which amends the disclosure requirements for derivative instruments and hedging activities.  The guidance provides an enhanced understanding about how and why derivative instruments are used, how they are accounted for and their effect on an entity’s financial position, performance and cash flows. The guidance, which is effective for the first interim period beginning after November 15, 2008, requires additional disclosure in future filings.  We adopted this standard in the fourth quarter of fiscal year 2009 and the adoption did not have any material impact on our financial position, results of operations, or cash flows.

In December 2007, the FASB issued the authoritative guidance for the noncontrolling interests in consolidated financial statements.  The guidance establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The guidance is effective for fiscal years beginning on or after December 15, 2008 and as such, we adopted this standard in the first quarter of fiscal year 2010 and the adoption had no impact on our financial position, results of operations, or cash flows.

In December 2007, the FASB issued the authoritative guidance for business combinations which changed significantly the accounting for business combinations in a number of areas including the treatment of contingent consideration, contingencies, acquisition costs, IPR&D and restructuring costs. In addition, under the guidance, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income taxes. The guidance is effective for fiscal years beginning after December 15, 2008 and, as such, we adopted this standard in the first quarter of fiscal year 2010.  The provisions are effective for us for business combinations on or after March 30, 2009.

In September 2006, the FASB issued the authoritative guidance for fair value measurements which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements.  The guidance emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and states that a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability.  The guidance applies under other accounting pronouncements that require or permit fair value measurements.

The fair value measurement guidance, among other things, requires companies to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value, and specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the company’s market assumptions. The effective date is for fiscal years beginning after November 15, 2007.

The guidance establishes a three-tiered hierarchy to prioritize inputs used to measure fair value. Those tiers are defined as follows:

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

This guidance also expands the related disclosure requirements in an effort to provide greater transparency around fair value measures.

At March 31, 2008, we adopted the guidance and the adoption had no material impact on our financial position, results of operations or cash flows.

In February 2008, the FASB amended the guidance to delay its effective date to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years, for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  We adopted the amendment in the first quarter of fiscal year 2010 and the adoption had no material impact on our financial position, results of operations or cash flows.

Off-Balance Sheet Arrangements

At December 6, 2009, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, our management performed an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have identified the material weaknesses in internal control over financial reporting discussed below and as a result, have concluded that, as of the end of the quarterly period covered by this report, our disclosure controls and procedures were not effective as of December 6, 2009.

Based on the evaluation performed by management under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act), our management identified the following material weaknesses in our internal control over financial reporting as of the quarterly period ended December 6, 2009:

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

2.
Remediation efforts were made to ensure adequate controls over key spreadsheets by implementing review and password protection on the spreadsheets and formulas and maintaining historic data in a read-only access as well as a formal review process. Testing of these remediation efforts is pending.

Changes in Internal Control Over Financial Reporting

Other than the items noted above, there has been no change in our internal control over financial reporting that occurred during the quarterly period ended December 6, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

NETWORK COMMUNICATIONS, INC. AND SUBSIDIARIES
PART II –OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we are involved in legal proceedings arising in the ordinary course of our business. We are not currently a party to any litigation that management believes, if determined adversely to us, would have a material adverse effect on our financial condition, results of operations, or cash flows.

Item 1A.	Risk Factors

For a discussion of risk factors, see “Item 1A. – Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 29, 2009.  There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended March 29, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

On January 11, 2010, the Company amended and restated the employment agreement of December 23, 2004 with Mr. Daniel McCarthy, the Chairman of the Board of Directors and Chief Executive Officer of the Company and its subsidiaries. The term of employment will be five years commencing on December 23, 2009 or less in case of resignation, death, disability or termination by the Company with or without cause.  The employment agreement includes a provision that prevents Mr. McCarthy, during the employment period and for a period of two years thereafter from directly or indirectly owning, managing or engaging in any business, or acting as an investor in or lender to any business including on his own behalf or on behalf of another person which constitutes or is competitive with the Company during the employment period, or as of the end of the employment period if the employment period has then ended.  Mr. McCarthy’s employment agreement provides for base salary of $480,000 per annum (or as otherwise agreed between Mr. McCarthy and the Company) in addition to an annual increase subject to the Board’s approval of such increase. However, Mr. McCarthy has agreed with the Company that his compensation for services shall remain at his previous compensation level of $434,100 while a pay freeze remains in effect at the Company.  Mr. McCarthy shall also receive family health, dental, life, long-term disability, directors and officers liability insurance and such other benefits offered to senior executives of the Company from time to time.  In addition, Mr. McCarthy may receive a performance bonus if certain financial performance criteria are met subject to the Board’s approval. In case of termination by the Company without cause, Mr. McCarthy is entitled to receive severance payments in an aggregate amount equal to two years’ salary based on the salary in effect at the time the employment period is terminated, as well as two years of benefits continuation if then available under the Company's benefits plans or COBRA continuation coverage for a period equal to the period such COBRA continuation coverage is available up to two years.

      On January 11, 2010, the Company amended and restated the employment agreement of January 7, 2005 with Mr. Gerard Parker, the Chief Financial Officer of the Company and its subsidiaries. The term of employment will be five years commencing on December 23, 2009 or less in case of resignation, death, disability or termination by the Company with or without cause.  The employment agreement includes a provision that prevents Mr. Parker, during the Employment Period and for a period of two years thereafter from directly or indirectly owning, managing or engaging in any business, or acting as an investor in or lender to any business including on his own behalf or on behalf of another person which constitutes or is competitive with the Company during the employment period, or as of the end of the employment period if the employment period has then ended.  Mr. Parker’s employment agreement provides for base salary of $325,000 (or as otherwise agreed between Mr. Parker and the Company) in addition to an annual increase subject to the Board’s approval of such increase. However, Mr. Parker has agreed with the Company that his compensation for services shall remain at his current compensation level of $289,406 while a pay freeze remains in effect at the Company.  Mr. Parker shall also receive family health, dental, life, long-term disability, directors and officers liability insurance and such other benefits offered to senior executives of the Company from time to time.  In addition, Mr. Parker may receive a performance bonus if certain financial performance criteria are met subject to the Board’s approval. In case of termination by the Company without cause, Mr. Parker is entitled to receive severance payments in an aggregate amount equal to two years’ salary based on the salary in effect at the time the employment period is terminated, as well as two years of benefits continuation if then available under the Company's benefits plans or to COBRA continuation coverage for a period equal to the period such COBRA continuation coverage is available up to two years.

Item 6.	Exhibit

Exhibits are filed or furnished with this report as set forth in the Exhibits Index hereof.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Network Communications, Inc.
Date: January 15, 2010	By:	/s/ Daniel R. McCarthy Chairman and Chief Executive Officer (Principal Executive Officer)
Date: January 15, 2010	By:	/s/ Gerard P. Parker Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

NETWORK COMMUNICATIONS, INC. AND SUBSIDIARIES
PART II –OTHER INFORMATION

Exhibit Index

Number		Title
10.29		Amendment to Employment Agreement of Daniel McCarthy.
10.30		Amendment to Employment Agreement of Gerard Parker.
31.1		Certification of the Chairman and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of the Senior Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1*	Certification of Chairman and Chief Executive Officer pursuant to Title 18 of the United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2*	Certification of Senior Vice President and Chief Financial Officer pursuant to Title 18 of the United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
This exhibit is hereby furnished to the SEC as an accompanying document and is not to be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.